Form 10KSB40
period 1998-06-30
MIDLAND CAPITAL HOLDINGS CORP
filed 1998-09-28
CIK 1061234

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552


                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended June 30, 1998

                                                        OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from                     to

                         Commission File Number 1-14343

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                 (Name of Small Business Issuer in its Charter)

            United States                                        36-4238089
   (State or Other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                         Identification Number)

     8929 South Harlem Avenue
       Bridgeview, Illinois                                        60455
(Address of Principal Executive Offices)                          Zip Code

         Issuer's telephone number, including area code: (708) 598-9400

         Securities Registered Under Section 12(b) of the Exchange Act:

                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $ .01 per share
                                (Title of Class)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                YES [ X ]   NO    [   ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The Issuer had $595,000 in net income for the fiscal year ended June 30, 1998.

         As of June 30, 1998, there were issued and outstanding 363,975 shares of the Issuer's Common Stock. The Issuer's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer's voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         PARTS II and IV of Form 10-KSB - Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998.

         PART III of Form 10-KSB - Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                     PART I


Item 1.  Description of Business

         Midland Capital Holding Corporation (the "Company") is a Delaware corporation which was organized in 1998 by Midland Federal Savings and Loan Association (the "Association" or "Midland Federal") for the purpose of becoming a thrift institution holding company. The Company and the Association are headquartered in Bridgeview, Illinois. The Association began operations in 1914 as a state-chartered mutual savings institution. In 1982, the Association became a federal mutual savings and loan association.

         On June 30, 1993, the Association completed a conversion to the stock form of organization. In that conversion, the Association issued 345,000 shares of Common Stock, raising net proceeds of approximately $3.1 million. On July 23, 1998, the Association became a wholly-owned subsidiary of the Company. The principal asset of the company is the outstanding stock of the Association. The Company presently has no separate operations and its business consists only of the business of the Association. All references to the Company, unless otherwise indicated, at or before July 23, 1998 refer to the Association. Midland Federal has been principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential mortgage and, to a lesser extent, consumer, multi-family and other loans in its primary market area. The Association has also made substantial investments in mortgage-backed securities, investment securities and liquid assets.

         The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Burbank and Justice which it serves through its main office in Bridgeview and two branch offices in Southwest Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 1998, Midland Federal had $117.4 million of assets, deposits of $107.8 million and stockholders equity of $8.8 million.

         The main office of the Company and the Association are located at 8929 South Harlem Avenue, Bridgeview, Illinois 60455 and the telephone number at that address is (708) 598-9400.

Forward-Looking Statements

         When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are subject to the above-stated qualifications in any event. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Impact of the Year 2000

         All of the Company's data processing functions are performed by the Association or outside vendors. The Association has conducted a comprehensive review of its computer systems to identify applications that could be affected by the Year 2000 issue and has developed an implementation plan to address the issue. The Association is in contact with vendors and providers of critical systems to determine their progress in bringing such systems into Year 2000 compliance, which compliance is anticipated by December 31, 1998 and the Association is currently scheduling testing dates for mission critical and non-mission critical systems.

         The Association is scheduled to convert its on-line customer account data processing, as well as certain other critical data processing and computer systems, to a new service provider beginning in October 1998 (the "Conversion"). The Association has been informed by the new service provider that all such systems will be Year 2000 compliant by December 31, 1998. The Association anticipates that it will incur Conversion costs in the approximate amount of $125,000, which costs will be recorded as a charge to earnings in the period in which the Conversion services are performed. The Conversion will also require additional capital expenditures for computer and related equipment in the approximate amount of $150,000 which costs will be amortized over the useful life of the equipment purchased.

Lending Activities

         General. The principal lending activity of the Association has been the origination for its portfolio of conventional first mortgage real estate loans secured by owner occupied one- to four-family residential property. The Association also originates multi-family and non-residential real estate loans and consumer loans.

         Loan originations come primarily from walk-in customers, continued business from customers and referrals from local real estate brokers through contact with the Association's staff of loan originators. The Association's loan originators earn a base salary plus commission based upon first mortgage loan sales generated by the originator. All completed loan applications are reviewed by the Association's salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If multi-family or commercial real estate is involved, information is also obtained concerning cash flow after debt service. The quality of loan applications are analyzed based on the Association's credit underwriting guidelines as well as the guidelines issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), depending on the type of loan involved. The Association has established correspondent lending relationships with other lenders in order to take applications which either do not conform to the Association's underwriting guidelines or are for mortgage loan products not offered by the Association, such as FHA and VA insured mortgage loans. In consideration of a loan broker fee paid by the lender to the Association, the Association processes the loan application and forwards a completed loan application package to the lender, who underwrites and originates the loan.

         All real estate loans are appraised by independent fee appraisers approved by the Board of Directors. The Association obtains audited financial statements, and current unaudited financial statements where appropriate, as well as annual financial statements for borrowers with loans secured by commercial real estate.

         Real estate loans are generally approved by the Loan Committee or are approved by the Chief Lending Officer or the President in amounts up to $200,000, and then ratified by the Loan Committee. Loans for amounts between $200,000 and $350,000 must be approved by the Loan Committee, and loans for amounts over $350,000 by the Board of Directors. The Chief Lending Officer has approval authority for all consumer loans.

         The Association generally requires, in connection with the origination of real estate loans, fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect the Association's interest. The cost of this insurance coverage is paid by the borrower. The Association also requires title insurance coverage on all real estate loans except for second mortgage loans in amounts less than $25,000 for which loans the Association only requires that good and marketable title be verified by an independent title search. The cost of title insurance coverage is paid for by the borrower, except in the case of second mortgage loans on which the Association may, from time to time, absorb such costs for promotional purposes.

         The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, and the aggregate amount that the Association could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations."

         At June 30, 1998, the Association had one borrower with an outstanding loan balance in excess of $500,000. The loan totaled $1.1 million, and was secured by a 43 unit multi-family residential property in the Association's market area. This loan, which had been delinquent at June 30, 1997, was brought current by the borrower during the year ended June 30, 1998 as a result of improved cash flows derived from the property. This loan was made prior to the imposition of the regulatory limits described above, and is grandfathered. See "Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

         Loan and Mortgage-backed Securities Portfolio Composition. The following table sets forth information concerning the composition of the Association's loan and mortgage-backed securities portfolios in dollar amounts and in percentages as of the dates indicated.

                                                                                  June 30,
                                              -------------------------------------------------------------------------------
                                                       1998                         1997                        1996
                                              -----------------------       --------------------         --------------------
                                              Amount          Percent       Amount        Percent        Amount       Percent
                                              ------          -------       ------        -------        ------       -------
                                                                           (Dollars in Thousands)
Real Estate Loans
 One- to four-family.......................    $35,030         87.82%       $29,018         84.26%       $28,398        84.09%
 Multi-family..............................      1,790          4.49          2,201          6.39          2,268         6.72
 Non-residential...........................        244           .61            264          0.77            282         0.84
 Construction..............................        450          1.13            300          0.87             --        ---
                                               -------         -----        -------         -----        -------        -----
    Total mortgage loans...................     37,514         94.05         31,783         92.29         30,948        91.65
                                               -------         -----        -------         -----        -------        -----
Other Loans
 Consumer Loans:
  Deposit accounts.........................        464          1.16            425          1.23            435         1.29
  Student..................................      1,316          3.30          1,542          4.48          1,789         5.30
  Automobile...............................        372           .93            456          1.33            401         1.19
  Mobile home..............................         10           .03             21           .06             56          .16
  Other....................................        139           .35            138           .40            119          .35
                                               -------         -----        -------         -----        -------        -----
     Total consumer loans..................      2,301          5.77          2,582          7.50          2,800         8.29
                                               -------         -----        -------         -----        -------        -----

  Commercial business loans................         71           .18             74           .21             21          .06
                                               -------         -----        -------         -----        -------        -----
     Total loans receivable................     39,886        100.00%        34,439        100.00%        33,769       100.00%
                                                ------        ======        -------        ======        -------       ======
Less
 Loans in process..........................         41                          137                           11
 Deferred fees and discounts...............         17                           97                          125
 Allowance for uncollected interest........        262                          262                          262
 Allowance for loan losses.................        394                          551                          596
                                              --------                      -------                      -------
     Loans receivable, net.................    $39,172                      $33,392                      $32,775
                                               =======                      =======                      =======
Mortgage-backed securities:
  FHLMC....................................    $14,256         68.49%       $14,234         65.03%       $18,513        67.82%
  FNMA.....................................      6,147         29.53          7,097         32.43          8,098        29.66
  GNMA.....................................        389          1.87            520          2.38            650         2.38
  Collateralized mortgage obligation.......         24           .11             36           .16             39          .14
                                               -------         -----        -------         -----        -------        -----
    Total mortgage-backed securities.......     20,816        100.00%        21,887        100.00%        27,300       100.00%
                                                              ======                       ======                      ======
  Net premiums.............................         29                           49                          110
                                               -------                      -------                      -------
  Net mortgage-backed securities...........    $20,845                      $21,936                      $27,410
                                               =======                      =======                      =======

         The following table shows the composition of the Association's loan portfolio by fixed and adjustable-rate at the dates indicated.

                                                                        June 30,
                                        --------------------------------------------------------------------------
                                                1998                     1997                       1996
                                        --------------------------------------------------------------------------
                                         Amount      Percent      Amount       Percent       Amount        Percent
                                         ------      -------      ------       -------       ------        -------
                                                                 (Dollars in Thousands)
Fixed-Rate Loans
Real Estate:
  One- to four-family                    $32,057       80.37%     $24,517       71.19%      $23,438         69.40%
  Multi-family                               179         .45          181         .53           182           .54
                                         -------       -----      -------       -----       -------         -----
      Total real estate loans             32,236       80.82       24,698       71.72        28,620         69.94
                                         -------       -----      -------       -----       -------         -----
  Consumer                                    10         .03           21         .06            56           .16
                                         -------       -----      -------       -----       -------         -----
     Total fixed-rate loans               32,246       80.85       24,719       71.78        28,676         70.10
                                         -------       -----      -------       -----       -------         -----

Adjustable-Rate Loans
Real estate:
  One- to four-family                      2,973        7.45        4,501       13.07         4,960         14.69
  Multi-family                             1,611        4.04        2,020        5.86         2,086          6.18
  Non-residential                            244         .61          264         .77           282           .84
  Construction                               450        1.13          300         .87            --            --
                                         -------       -----      -------       -----       -------         -----
     Total real estate loans               5,278       13.23        7,085       20.57         7,328         21.71
                                         -------       -----      -------       -----       -------         -----
  Consumer                                 2,291        5.74        2,561        7.44         2,744          8.13
  Commercial business                         71         .18           74         .21            21           .06
                                         -------       -----      -------       -----       -------         -----
     Total adjustable-rate loans           7,640       19.48        9,720       28.22        10,093         29.90
                                         -------       -----      -------       -----       -------         -----
     Total loans                          39,886      100.00%      34,439      100.00%       33,769        100.00%
                                                      ======                   ======                      ======

Less:
  Loans in process                            41                      137                        11
  Deferred fees and discounts                 17                       97                       125
  Allowance for uncollected interest         262                      262                       262
  Allowance for loan losses                  394                      551                       596
                                         -------                  -------                   -------
     Total loans, net                    $39,172                  $33,392                   $32,775

         The following schedule illustrates the interest rate sensitivity of the Association's loan portfolio at June 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses or interest rate adjustments.

                                                                       Real Estate
                               -------------------------------------------------------------------------------------------
                                                            Multi-Family        Construction or
                               One- to Four-Family         and Commercial          Development              Consumer
                               --------------------       ------------------    ------------------    --------------------
                                           Weighted                 Weighted              Weighted                Weighted
                                           Average                   Average               Average     Amount     Average
                                Amount       Rate         Amount      Rate       Amount      Rate       Rate        Rate
                                ------       ----         ------      ----       ------      ----       ----        ----
                                                                   (Dollars in Thousands)
Due During Years
Ending June 30,

1999(1)..................    $   567,764     9.43%     $  681,754    10.01%    $450,000     10.50     $ 733,732     8.71%
2000.....................        123,116    10.34          23,462    11.50          ---       ---       198,037     7.62
2001.....................        147,191     8.47         179,461     9.75          ---       ---       392,358     8.03
2002 to 2003.............      1,103,755     8.40             ---    ---            ---       ---       290,084     8.36
2004 to 2007.............      3,194,588     7.98       1,149,800     8.24          ---       ---       532,445     8.24
2008 to 2022.............     13,014,904     7.67             ---                   ---       ---       153,977     8.32
2023 and following.......     16,878,540     7.62             ---    ---            ---       ---           ---      ---

                             $35,029,858               $2,034,477              $450,000              $2,300,633


                                Commercial
                                 Business                  Total
                            -----------------------------------------
                                      Weighted               Weighted
                             Amount    Average    Amount     Average
                             ------    -------    ------     -------
1999(1)..................   $70,988     ---%   $2,504,238        9.30%
2000.....................       ---      ---      344,615        8.86
2001.....................       ---      ---      719,010        8.55
2002 to 2003.............       ---      ---    1,393,839        8.39
2004 to 2007.............       ---      ---    4,876,833        8.07
2008 to 2022.............       ---      ---   13,168,881        7.68
2023 and following.......       ---      ---   16,878,540        7.62

                            $70,988           $39,885,956        7.85%


(1) Includes demand loans, loans having no stated maturity and overdraft loans.


         The total amount of loans due after June 30, 1999 which have predetermined interest rates is approximately $34.0 million while the total amount of loans due after such date which have floating or adjustable interest rates is approximately $3.4 million.

One- to Four-Family Residential Real Estate Lending

         The Association's primary lending activity has been the origination and purchase of permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 1998, $35.0 million or 87.8%, of the Association's gross loan portfolio consisted of permanent loans on one- to four-family residences. Most of these loans were secured by properties located in the State of Illinois, with a substantial majority located in the Association's primary market area. At June 30, 1998, approximately $465,000 was secured by one-to four-family residential properties located in Florida.

         Historically, Midland Federal originated for retention in its own portfolio 30-year fixed-rate loans secured by one- to four-family residential real estate. Beginning in 1981, in order to reduce its exposure to changes in interest rates, Midland Federal began to originate adjustable rate mortgages ("ARMs"), subject to market conditions and consumer preference. However, as a result of continued consumer demand, Midland Federal has continued to originate for retention in its portfolio fixed-rate residential loans in amounts and at rates which are monitored for compliance with the Association's asset/liability management policy. From time to time, the Association will make owner-occupied one- to four-family construction loans for a six-month interest only term, which the Association will convert to a permanent mortgage for a fee generally of one point. The Association requires the interest on such loans during the construction term to be paid or placed in escrow when the loan is funded.

         The Association's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all the ARMs originated by Midland Federal are subject to adjustment at one-year intervals. The Association's ARM products generally carry interest rates which are reset to a stated margin over the one-year U.S. Treasury Rate. Adjustments in the interest rate of the
Association's ARMs are generally limited to 2% at any adjustment date and 6% over the life of the loan. At June 30, 1998, the total balance of one- to four-family ARMs was $3.0 million, or 7.5% of the Association's gross loan portfolio.

         The Association also originates home equity lines of credit which were funded in the amount of $799,000 at June 30, 1998, and home equity loans, which were $2.3 million at June 30, 1998. Unfunded commitments on home equity lines of credit totaled $597,000 at June 30, 1998. The Association's home equity lines of credit are five year interest-only balloon loans secured by second liens on the property, and are made in amounts up to 75% of the appraised value of the property (including first lien amounts). The Association's home equity loans are three to 15 year fixed-rate loans secured by second liens on the property, and are made in amounts up to 80% of the appraised value of the property (including first lien amounts).

         The Association's residential loans are generally underwritten and documented to permit their sale in the secondary market. The Association evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Midland Federal generally originates residential mortgage loans with loan-to-value ratios of up to 80%, although the Board of Directors has authorized originations of mortgage loans with loan-to-value ratios of up to 90%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, Midland Federal generally requires private mortgage insurance on the excess.

         The Association's residential mortgage loans customarily include "due-on-sale" clauses, which are provisions that give Midland Federal the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

Multi-Family Residential Lending

         The Association's multi-family residential portfolio includes $1.8 million in loans secured by residential buildings (5 or more units) located primarily in the Association's primary market area. The Association originates primarily adjustable-rate multi-family real estate loans. Rates on the Association's adjustable-rate multi-family real estate loans generally adjust in a manner consistent with the Association's ARMs.

         Multi-family real estate loans are generally underwritten in amounts of up to 70% of the appraised value of the underlying property. Appraisals on properties securing multi-family real estate loans originated by the Association are performed by a qualified appraiser at the time the loan is made. In addition, the Association's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for the Association's multi-family real estate loans.

         The Association monitors the cash flow and operating performance of borrowers through inspection of collateral, calls on borrowers, inspection of business premises and evaluation of interim financial statements.

         Midland Federal had 6 multi-family real estate loans totaling $1.8 million at June 30, 1998. The net amount of such loans which was non-performing at June 30, 1998 was $38,000. See "- NonPerforming Assets, Classified Assets, Loan Delinquencies and Defaults" for a discussion of the Association's non-performing multi-family residential loans.

         Multi-family residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

Consumer Lending

         Management believes that consumer loans help the Association expand its customer base and create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential loans, they can be valuable asset/liability management tools.

         Midland Federal offers a variety of secured consumer loans, including education loans (which carry a guaranty from a State agency), automobile loans and loans secured by savings deposits. In addition, the Association offers unsecured consumer loans through its Visa/MasterCard credit card program. The Association currently originates substantially all of its consumer loans in its principal market area.

         Consumer loan terms vary according to the type of collateral, term of the loan and creditworthiness of the borrower. The underwriting standards employed by the Association for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with his or her existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Student loans are originated by Midland Federal in compliance with the guidelines established by the Illinois Guaranteed Loan Program ("IGLP"). As a result, any loans that become delinquent 30-90 days are sold to IGLP. The Association's student loan volume may decline in the future as a result of new legislative proposals that the U.S. government provide direct loans for education. As of June 30, 1998, student loans amounted to $1.3 million or 3.3% of the Association's gross loan portfolio.

         The Association also originates consumer loans secured by automobiles in its primary market area. Underwriting standards employed by the Association in connection with these loans includes a review of the borrowers'
creditworthiness, verification of collateral value and perfection of a lien against the collateral. The Association requires vehicle insurance on all loans secured by automobiles. At June 30, 1998, the Association had $372,000, or .93% of its gross loan portfolio in automobile loans.

         Lines of credit extended through the Association's Visa/MasterCard credit card program are generally limited to $10,000. The Association obtains an application from the borrower, a credit report on the borrower and verifies employment for credit card borrowers. At June 30, 1998, the Association had $73,000 or .18% of its gross loan portfolio in credit card loans.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Association's consumer loan portfolio has generally been low (at June 30, 1998, $5,000, or approximately .22% of the consumer loan portfolio was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

Commercial Real Estate Lending

         Midland Federal maintains a portion of its portfolio in permanent loans secured by commercial real estate. The Association's commercial real estate portfolio consists of loans on a variety of non-residential property, including an automobile repair center and churches. At June 30, 1998, $244,000, or .61% of the Association's gross loan portfolio consisted of permanent loans secured by commercial real estate. In the future, the Association intends to continue to engage in a modest level of commercial real estate lending, subject to regulatory restrictions. Management intends that any future commercial real estate loans carry adjustable interest rates and a loan-to-value ratio of 70% or less. Nevertheless, in view of the significant amount of risk generally associated with commercial real estate lending, there can be no assurance that the Association will not experience delinquencies on its commercial real estate portfolio.

Mortgage-Backed Securities

         Midland Federal has a substantial portfolio of mortgage-backed securities totaling $20.8 million. Midland Federal utilizes its mortgage-backed securities to supplement loan production and to meet its asset/liability management objectives. Mortgage-backed securities can also serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and fair values of Midland Federal's mortgage-backed securities portfolio, see Note 4 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto. See "Regulation."

         The following table sets forth the contractual maturities of the Association's mortgage-backed securities at June 30, 1998. It should be noted that, due to prepayments, the actual maturity of the Association's long term mortgage-backed securities will likely be significantly shorter than the contractual maturities.

                                                                     Due in                    Balance Outstanding
                                                    ----------------------------------------------------------------
                                                        3 to 5       6 to 20     Over 20
                                                         Years        Years       Years       Fixed       Adjustable
                                                    -----------------------------------------------------------------
Federal Home Loan Mortgage Corporation..............     $4,012       $1,607      $8,662       $4,012        $10,269
Federal National Mortgage Association...............        ---          580       5,571        1,859          4,292
Government National Mortgage Association............        ---          389         ---          389            ---
Collateralized Mortgage Obligations.................        ---           24         ---           24            ---
                                                        -------     --------    --------     --------       --------
     Total..........................................    $ 4,012     $  2,600    $ 14,233     $  6,284       $ 14,561
                                                        =======     ========    ========     ========       ========

Loan Originations, Purchases and Sales

         Real estate loans are originated by Midland Federal's staff of salaried loan officers. In addition, in order to increase loan volumes, commencing in September 1995, the Association hired commissioned loan originators. Loan applications are taken at each office, processed in the Association's main office and then submitted to the Chief Lending Officer, the President or the Loan Committee for approval.

         While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is also affected by the interest rate environment. The Association has not purchased loans in recent years, however, during the years ended June 30, 1998 and 1997, the Association did sell loans to the Illinois Housing Development Authority and other leaders, under various programs.

         The following tables set forth the Association's loan origination and mortgage-backed securities purchases, sales and principal repayments for the periods indicated.

                                                         Year Ended June 30,
                                                --------------------------------
                                                   1998        1997        1996
                                                --------------------------------
                                                           (In Thousands)
Loans receivable
Originations by type:
 Adjustable-Rate:
  Real estate - One- to four-family             $    239      $    986      $  1,922
                  - construction                     408           300          --
  Non-real estate - consumer                       1,770         1,113         1,112
                                                --------      --------      --------
          Total adjustable rate                    2,417         2,399         3,034
                                                --------      --------      --------
 Fixed-Rate:
  Real estate - One- to four-family               14,916         5,172         4,878
                - non-residential                   --            --              31
  Non-real estate - consumer                         173           254           225
                                                --------      --------      --------
          Total fixed-rate                        15,089         5,426         5,134
                                                --------      --------      --------
          Total loans originated                  17,506         7,825         8,168
                                                --------      --------      --------

Real estate loans sold                            (2,197)         (832)         --
Transfer of loans to foreclosed real estate          (58)          (85)         --
Principal repayments                              (9,804)       (6,238)       (6,574)
                                                --------      --------      --------

Net increase (decrease)                         $  5,447      $    670      $  1,594
                                                ========      ========      ========

Mortgage-backed securities:
     Mortgage-backed securities purchased       $  4,592      $   --        $  4,488
     Mortgage-backed securities sold                --            --            --
     Amortization and repayments                  (5,663)       (5,413)       (5,800)
                                                --------      --------      --------

  Net increase (decrease)                       $ (1,071)     $ (5,413)     $ (1,312)
                                                ========      ========      ========

Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults

         When a borrower fails to make a required payment on a loan, the Association attempts to cause the deficiency to be cured by contacting the borrower. A notice is mailed to the borrower and late charges are assessed after a payment is 30 days past due. Five days after the late notice is mailed, the Loan Service Counselor/Collector will contact the borrower by telephone. After a payment is 60 days past due, the Loan Service Counselor/Collector conducts a personal interview with the borrower after which if the loan continues to be delinquent, it is referred to the Loan Service Manager. After the 90th day of delinquency, the Association institutes action to foreclose on the property or to acquire it by deed in lieu of foreclosure. If foreclosed on, real property is sold at a public sale and may be purchased by the Association. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness and the current value of the property, the extent of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. Generally, when a loan becomes delinquent 90 days or more, the Association will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. Future interest income is recognized on a cash basis. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent, unless a repayment plan is being followed.

         The amounts presented represent the total remaining principal balances of the related loans, rather than actual payment amounts which are overdue and are reflected as a percentage of total loans. The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1998 and June 30, 1997. The balances included in the table do not reflect specific reserves.

                                                                        At June 30, 1998
                                                                      Loans Delinquent For:
                                 ---------------------------------------------------------------------------------------------------

                                        30 - 59 days                      60 - 89 days                       90 days and over
                                 ---------------------------------------------------------------------------------------------------

                                    Number     Amount      Percent    Number       Amount    Percent    Number    Amount    Percent
                                 ---------------------------------------------------------------------------------------------------

                                                                        (Dollars in Thousands)
Real estate:
  One- to four-family............      7         $237        .68%         6         $485       1.38%        3        $220       .63%
  Multi-family...................    ---          ---        ---        ---          ---        ---         4         237     13.24
Consumer.........................      4           11        .48        ---          ---        ---         6           5       .22
Commercial business..............                 ---        ---        ---          ---        ---         1           3      4.23
                                    ----         ----       ----       ----         ----       ----       ---        ----     -----
     Total.......................    $11          248        .62%      $  6         $485       1.22%      $14         465      1.16%
                                     ===         ====       ====       ====         ====       ====       ===        ====     =====

                                                  At June 30, 1998
                                                Loans Delinquent For:
                                             -----------------------------
                                                        Total
                                             -----------------------------
                                              Number     Amount     Percent
                                             -----------------------------
Real estate:
  One- to four-family............
  Multi-family...................
Consumer.........................               16      $ 942        2.69%
Commercial business..............                4        237       13.24
                                                10         16         .70
     Total.......................                1          3        4.23
                                              -----     -----       -----
                                              $  31     1,198        3.00%
                                              =====     =====       =====

                                                                            At June 30, 1997
                                                                          Loans Delinquent For:
                                  --------------------------------------------------------------------------------------------------
                                             30 - 59 days                      60 - 89 days                     90 days and over
                                  --------------------------------------------------------------------------------------------------

                                    Number     Amount     Percent     Number     Amount     Percent      Number    Amount    Percent
                                    ------     ------     -------     ------     ------     -------      ------    ------    -------
                                                                                           (Dollars in Thousands)
Real estate:
  One- to four-family............      14      $  860       2.96%         3      $  411       1.42%          1       $ 58       .20%
  Multi-family...................     ---         ---        ---          1       1,177      53.48           4        253     11.49
Consumer.........................       2           9        .35        ---         ---        ---           7          6       .23

     Total.......................    $ 16         869       2.52%       $ 4       1,588       4.61%        $ 12       317       .92%

                                                At June 30, 1997
                                              Loans Delinquent For:
                                         ------------------------------
                                                     Total
                                         ------------------------------
                                         Number     Amount      Percent
                                         ------     ------      -------
Real estate:
  One- to four-family............           18     $1,329         4.58%
  Multi-family...................            5      1,430        64.97
Consumer.........................            9         15          .58

     Total.......................          $32      2,774         8.05%

         The table below sets forth the amounts and categories of non-performing assets, shown net of specific reserves, in the Association's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, generally when the loan is delinquent 90 days or more. Foreclosed assets include assets acquired in settlement of loans.

                                                          At June 30,
                                                --------------------------------
                                                 1998        1997         1996
                                                ------      ------      --------
                                                    (Dollars in Thousands)
Non-Accruing Loans:
  One- to four-family                           $  220      $   58         161
  Multi-family                                      38          42          50
  Consumer                                           2           3          19
   Commercial business                               3        --          --
                                                ------      ------      ------
     Total                                         263         103         230
                                                ------      ------      ------

Accruing loans delinquent 90 days or more:
  Multi-family                                    --          --         1,217
                                                ------      ------      ------
     Total                                        --          --         1,217
                                                ------      ------      ------

Foreclosed Assets:
  One- to four-family                              747         855         770
                                                ------      ------      ------
     Total                                         747         855         770
                                                ------      ------      ------

Total non-performing assets                     $1,010      $  988      $2,217
                                                            ======      ======

Total as a percentage of total assets              .86%        .86%       1.90%
                                                ======      ======      ======


         As of June 30, 1998, there were no concentrations of loans in any types of industry which exceed 10% of the Association's total loans, that are not included as a loan category in the preceding table.

         For the fiscal year ended June 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $12,000, which interest income was not accrued into interest income for the fiscal year ended June 30, 1998.

         Real Estate Owned. As of June 30, 1998, the Association had $746,500 of
real  estate  owned   properties.   The  following  is  a  description   of  the
Association's three largest real estate owned properties.

         Florida Condominium. This asset derived from a $640,000 loan made in 1986 for a penthouse condominium located in Ft. Lauderdale, Florida. The Association obtained title to the property on December 11, 1989 and has listed the property for sale and/or lease with a local real estate broker. In the interim, the Association has leased the property at $50,000 per year through December 31, 1998. The Association further wrote down its investment in this property during the year ended June 30, 1998 in the amount of $160,000 as a result of recent comparable sales activity.

         Florida Condominium. This asset derived from a $426,000 loan made in 1985 for a penthouse condominium located in Ft. Lauderdale, Florida. The Association obtained title to the property on November 19, 1991 and has listed the property for sale and/or lease with a local real estate broker. The Association further wrote down its investment in this property during the year ended June 30, 1998 in the amount of $7,000 as a result of pending negotiations to lease the property for one year with a one year purchase option.

         Florida Condominium. This asset derived from a $130,000 loan made in 1990 for a two bedroom condominium located in Ft. Lauderdale, Florida. The Association obtained title to the property on October 28, 1996 and has listed the property for sale and/or lease with a local real estate broker.

         Non-Accruing Loans. As of June 30, 1998, non-accruing multi-family loans consisted of one loan in the amount of $38,000 secured by a five unit property located in Chicago, Illinois. Nonaccruing one- to-four family loans totaled $220,000 and consisted of three loans secured by properties located in the Association's primary market area.

         As of June 30, 1998, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         Classified Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and Federal Deposit Insurance Corporation (the "FDIC") examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the savings association to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated "Special Mention" by management.

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the association's District Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1998, the Association had classified a total of $1.1 million of its assets as substandard (net of specific reserves of $491,000), none as doubtful, $244,000 as loss (which have been fully reserved), and $279,000 as special mention.

Allowance for Losses on Loans and Real Estate

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

         Real estate properties acquired through foreclosure are recorded at the lower of the related loan balance, net of any specific loan loss provision
(which is charged-off at the time of transfer), or fair value minus estimated costs to sell at the date of foreclosure. Valuations are periodically updated by management and a specific provision for losses on such property is established by a charge to operations if the carrying value of the property exceeds its fair value minus estimated costs to sell. In the year ended June 30, 1998, the Association increased its provision for loss on real estate owned properties in the amount of $167,000 in order to further reduce the Association's investment in two out of state condominium properties as a result of recent comparable sales activity and pending sale negotiations regarding such properties. See "Real Estate Owned" for a discussion of these properties.

         In the year ended June 30, 1998, a $1.2 million multi-family residential mortgage loan, which had been delinquent during the prior year, was brought current by the borrower as a result of improved cash flows derived from the underlying collateral. The Association incurred no loan charge-offs in the year ended June 30, 1998. The Association reduced it's general allowance for loan losses from $282,000 at June 30, 1997 to $150,000 at June 30, 1998, which level was determined by the Association to be consistent with its revised policy for the establishment and maintenance of adequate levels of general loan loss allowances based upon an assessment of the level of risk inherent in the Association's loan portfolio including its classified loans. The $132,000 decrease in the Association's general allowance for loan losses during fiscal 1998 was the result of a $160,000 recovery of previously established general loan loss provision which was offset by $26,000 in recoveries from loans previously classified "loss" and $2,000 in recoveries from loans previously charged off. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1998 the Association had a total allowance for losses on loans of $394,000 or 1.00% of total loans. See Note 5 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto.

         The following table sets forth an analysis of the Association's allowance for loan losses.

                                                        Year Ended June 30,
                                                  ------------------------------
                                                  1998       1997         1996
                                                  ------------------------------
                                                      (Dollars in Thousands)

Balance at beginning of period                    $ 551      $ 596       $ 666

Charge-offs:
 One- to four-family                               --           43          73
 Multi-family                                      --         --            95
 Consumer                                          --            3           4
 Commercial business                               --         --             2
                                                  -----      -----       -----
                                                   --           46         174
                                                  -----      -----       -----
Recoveries:
 One- to four-family                                 --         --         101
 Consumer                                             3          1           3
                                                  -----      -----       -----
     Total recoveries                                 3          1         104
                                                  -----       -----      ------

Net charge-offs                                       3        (45)         (70)
Additions credited to operations                   (160)        --           --
                                                  -----       -----       ------
Balance at end of period                          $ 394       $ 511       $ 596
                                                  =====       =====       =====

Ratio of net charge-offs during the period to
 average loans outstanding during the period        -- %        .13%        .21%

Ratio of net charge-offs during the period to
 average non-performing assets                      -- %       2.56%       2.82%

Allowance for loan losses to
 non-performing loans(1)                          57.16%     274.39%      22.00%

Allowance for loan losses to total loans           1.00%       1.62%       1.78%

-----------
(1) General valuation allowances to non-performing loans (net of specific allowances).

         The following table presents the portions of the allowance for loan losses applicable to each loan category.

                                                                   June 30,
                                  -----------------------------------------------------------------------------
                                           1998                     1997                     1996
                                  -----------------------    ----------------------    -----------------------
                                                 Percent                   Percent                 Percent
                                                 of Loans                  of Loans                of Loans
                                                 in Each                   in Each                 in Each
                                                 Category                  Category                Category
                                                 to Total                  to Total                to Total
                                     Amount        Loans     Amount         Loans       Amount      Loans
                                   --------------------------------------------------------------------------
                                                                 (In Thousands)

One- to four-family..............  $     78        87.82%       $129         84.26%      $  98         84.09%
Multi-family.....................       208          4.49        219           6.39        260          6.72
Non-residential..................       ---           .61          1            .77        ---          0.84
Construction.....................       ---          1.13        ---            .87        ---           ---
Consumer.........................        48          5.77         59           7.50         67          8.29
Commercial business..............       ---           .18        ---            .21        ---          0.06
Unallocated......................       ---           143        ---            171        ---
                                   ---------      ------        ----        -------      -----        ------
     Total.......................  $    394        100.00%      $551         100.00%     $ 596        100.00%
                                   ==========     =======       ====        =======      =====        ======


Investment Activities

         As a part of its asset/liability management strategy and as a response to a relatively high level of competition and low level of loan demand, the Association invests in various types of liquid assets, short and medium term government securities as well as smaller amounts of other assets. The Association is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other security investments. The Association maintains liquidity in excess of regulatory requirements. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1998, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 56.8%.

         At June 30, 1998, the Association's interest-bearing deposits in other financial institutions totaled $29.3 million, or 25.0% of its total assets, and investment securities totaled $21.2 million, or 18.1% of its total assets. As of such date, the Association also had a $554,000 investment in the common stock of the FHLB of Chicago in order to satisfy the requirement for membership in this institution. At June 30, 1998, the average term to maturity or repricing of the investment securities portfolio was approximately two years.

         The following table sets forth the composition of the Association's investment portfolio at the dates indicated.

                                                                    At June 30,
                                      -------------------------------------------------------------------
                                              1998                     1997                   1996
                                      -------------------    --------------------    --------------------
                                      Carrying     Fair       Carrying      Fair    Carrying        Fair
                                       Value       Value       Value        Value     Value         Value
                                                                (In Thousands)
Investment Securities:
 U.S. Government securities           $21,185     $21,226     $21,058     $21,057     $21,033     $21,031
 FHLB - Chicago stock                     554         554         554         554         554         554
 Other equity investments                --          --          --          --          --          --
                                      -------     -------     -------     -------     -------     -------
   Total investment securities        $21,739     $21,780     $21,612     $21,611     $21,587     $21,585
                                      =======     =======     =======     =======     =======     =======

Interest-bearing deposits:

 FHLB daily investment                $18,522     $18,522     $17,825     $17,825     $17,733     $17,733
 Other daily investments               10,816      10,816      10,241      10,241       9,715       9,715
                                      -------     -------     -------     -------     -------     -------
  Total interest-bearing deposits     $29,338     $29,338     $28,066     $28,066     $27,448     $27,448
                                      =======     =======     =======     =======     =======     =======

         The composition and maturities of the investment securities portfolio, excluding FHLB of Chicago stock, are indicated in the following table.

                                                                          June 30, 1998
                                             ---------------------------------------------------------------------
                                               1 Year      1 to 2       Over       Total Investment
                                              or Less      Years      10 Years        Securities
                                              -------     -------     --------    ------------------
                                                                                                        Weighted
                                                Book        Book        Book        Book        Fair     Average
                                               Value       Value       Value       Value       Value       Yield
                                               -----       -----       -----       -----       -----       -----
                                                                 (Dollars in Thousands)

U.S. government and agency securities.....    $9,998      $9,991      $1,196     $21,185     $21,226        5.9%
                                              ======      ======      ======     =======     =======

Sources of Funds

         General. Deposit accounts have traditionally been the principal source of the Association's funds for use in lending and for other general business purposes. In addition to deposits, the Association derives funds from loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities.

         Deposits. The Association attracts principally short-term and intermediate-term deposits from the Association's primary market area. The Association offers regular passbook accounts, NOW accounts, money market deposit accounts, fixed interest rate certificates of deposit with varying maturities, and negotiated rate $100,000 jumbo certificates of deposit ("Jumbo CDS").

         Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. Midland Federal has not actively sought deposits outside of its primary market area.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, competition and the Association's pricing policies and capital requirements. Midland Federal regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews its cash flow requirements for liquidity and executes rate changes when deemed appropriate.

         Midland Federal has utilized high quality service and promotion to attract passbook and transaction accounts. The Association believes that these accounts are less interest rate sensitive and, in most interest rate environments, carry lower interest charges than certificate accounts. While there are costs associated with offering transaction accounts, the Association believes that the fee income and enhanced spread outweigh any additional administrative expense. Midland Federal does not have any brokered deposits and has no present intention to accept or solicit such deposits.

         The following table sets forth the savings flows at the Association during the periods indicated.

                                                 Year Ended June 30,
                                     ------------------------------------------
                                        1998            1997           1996
                                     ----------      ---------       ---------
                                              (Dollars in Thousands)
Opening balance                      $ 102,973       $ 107,914       $ 105,090
Deposits                               360,039         332,833         328,188
Withdrawals                           (358,909)       (341,491)       (329,191)
                                     ---------       ---------       ---------
Balance before interest credited       104,103          99,256         104,087
Interest credited                        3,659           3,717           3,827
                                     ---------       ---------       ---------

Ending balance                       $ 107,762       $ 102,973       $ 107,914
                                     =========       =========       =========

Net increase (decrease)              $   4,789       $  (4,941)      $   2,824
                                     =========       =========       =========

Percent increase (decrease)               4.65%          (4.58)%          2.69%
                                     =========       =========       =========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.

                                                                    June 30,
                                    ----------------------------------------------------------------------------
                                           1998                      1997                       1996
                                    ---------------------------------------------------------------------------
                                                 Percent                    Percent                     Percent
                                    Amount      of Total       Amount      of Total       Amount       of Total
                                    ------      --------       ------      --------       ------       --------
                                                              (Dollars in Thousands)
Interest Rate Range:

Passbook accounts                 $ 40,716         37.78%     $ 40,984        39.80%     $ 43,420        40.24%
NOW accounts                         8,266          7.67         8,468         8.22         7,986         7.40
Money market accounts                3,706          3.44         3,769         3.66         4,768         4.42
Non-interest bearing deposits        7,823          7.26         7,327         7.12         7,266         6.73
                                  --------        ------      --------       ------      --------       ------
  Total non-certificates            60,511         56.15        60,548        58.80        63,440        58.79
                                  --------        ------      --------       ------      --------       ------

Certificates:

Interest rate range:
 0.00 - 3.99%                         --             --           --           --            --            --
 4.00 - 4.99%                         --             --           --           --           2,692         2.50
 5.00 - 5.99%                       47,151         43.75        40,438        39.27        38,714        35.88
 6.00 - 6.99%                          100           .10         1,987         1.93         3,068         2.84
                                  --------        ------      --------       ------      --------       ------

   Total certificates               47,251         43.85        42,425        41.20        44,474        41.21
                                  --------        ------      --------       ------      --------       ------
   Total deposits                 $107,762        100.00%     $102,973       100.00%     $107,914       100.00%
                                  ========        ======      ========       ======      ========       ======

         The following table shows rate and maturity information for the Association's time deposits as of June 30, 1998.

                                      5.00-           6.00-                           Percent
                                      5.99            6.99              Total         of Total
                                     --------          ------         --------         -------
                                                      (Dollars in Thousands)
Certificate Accounts Maturing
in Quarter Ending:

September 30, 1998                  $ 16,701           $              $ 16,701          33.35%
December 31, 1998                     14,677              --            14,677          31.06
March 31, 1999                         4,262              --             4,262           9.02
June 30, 1999                          5,072              --             5,072          10.73
September 30, 1999                     1,100              --             1,100           2.23
December 31, 1999                        964             100             1,064           2.25
833March 31, 2000                        833              --               833           1.76
June 30, 2000                            944              --               944           2.00
September 30, 2000                     1,346              --             1,346           2.85
December 31, 2000                      1,252              --             1,252           2.65

     Total                          $ 47,151           $ 100          $ 47,251         100.00%
                                    =========          =====          ========         ======

     Percent of total                  99.79%            .21%           100.00%
                                    ========           =====          ========

         The  following  table   indicates  the  amount  of  the   Association's
certificates of deposit and other deposits by time remaining until maturity as of June 30, 1998.

                                                                      Maturity
                                              --------------------------------------------------------

                                                            Over        Over        Over
                                              3 Months     3 to 6      6 to 12       12
                                               or Less     Months      Months      Months       Total
                                               -------     ------      ------      ------       -----
                                                                   (In Thousands)

Certificates of deposit less than $100,000     $15,105     $12,433     $ 8,189     $ 6,306     $42,033

Certificate of deposit of $100,000 or more       1,596       2,244       1,146         232       5,218
                                               -------     -------     -------     -------     -------

   Total certificates of deposit               $16,701     $14,677     $ 9,335     $ 6,538     $47,251
                                               =======     =======     =======     =======     =======

Borrowings

         Midland Federal's other available sources of funds include advances from the Federal Home Loan Bank ("FHLB") of Chicago and collateralized borrowings. As a member of the FHLB of Chicago, the Association is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Association has not had significant borrowings in recent years.

Competition

         Midland Federal faces strong competition in originating loans and in attracting deposits. Competition in originating loans comes primarily from other thrift institutions, commercial banks and mortgage bankers which also make loans secured by real estate located in the Association's primary market area. The Association competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of service it provides to borrowers.

         The Association faces substantial competition in attracting deposits from other thrift institutions, commercial banks, money market and mutual funds, credit unions and other investment vehicles. The ability of the Association to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. The Association competes for these deposits by offering a variety of deposit accounts at competitive rates and convenient business hours. The Association estimates its share of deposits in its primary market area to be less than 3%.

         The authority to offer money market deposits, and expanded lending and other powers authorized for thrift institutions by federal legislation, has resulted in increased competition for both deposits and loans between thrift institutions and other financial institutions such as commercial banks.

Service Corporation

         Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% of assets if for community purposes. In addition, federal associations may invest up to 50% of their regulatory capital in conforming loans to their service corporations. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

         Midland Federal has one service corporation, Midland Service Corporation, located in Bridgeview, Illinois, which was organized by the Association in 1976 to act as a holding company for the Association's other subsidiaries. At June 30, 1998, Midland Federal's equity investment in Midland Service Corporation was approximately $180,000. During fiscal 1998, Midland Service Corporation recorded a profit of $3,000.

         Midland Service Corporation owns MS Insurance Agency, an insurance agency which provides insurance products to customers of Midland Federal and to members of the general public in Midland Federal's market area. Insurance products offered by this agency, include credit life, health, homeowners' and disability. MS Insurance Agency had a loss of $1,400 for the 1998 fiscal year, all of which is included in the Midland Service Corporation income amounts reported above.


                                   REGULATION

         General. Midland Federal is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Midland Federal is subject to broad federal regulation and oversight extending to all its operations. The Association is a member of the FHLB of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Midland Federal is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of Midland Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Midland Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last OTS examination commenced on April 27, 1998 using financial data as of December 31, 1997, and the last regular OTS and FDIC joint examination was on June 30, 1993. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves.

         All savings associations are subject to semi-annual assessments, based upon the savings associations total assets. The Association's paid assessment during the fiscal year ended June 30, 1998 was $35,000.

         The OTS also has extensive enforcement authority over all savings institutions, including Midland Federal. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment and lending authority of the Association is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings association may invest in corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of regulatory capital, except with approval of the OTS. Midland Federal is in compliance with each of these restrictions.

         The Association's permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, the Association's lending limit under this restriction was $1.3 million. The Association is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a capital compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         Insurance of Accounts and Regulation by the FDIC. Midland Federal is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         In order to equalize the deposit insurance premium schedules for BIF and SAIF insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits pursuant to federal legislation passed on September 30, 1996. The Association's special assessment, which was $674,061,144, was paid in November 1996. Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits. The assessment is expected to reduced to 2.43 no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

         Regulatory Capital Requirements. Federally insured savings associations, such as the Association, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, any unrealized holding gains or losses, net of income taxes, on securities classified as available for sale in accordance with SFAS No. 115 are excluded from regulatory capital calculations. At June 30, 1998, the Association had no intangible assets and an unrealized gain, net of tax, under SFAS No. 115 in the amount of $145,000.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.

         At June 30, 1998, the Association had tangible capital of $8.6 million, or 7.33% of adjusted total assets, which is approximately $6.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1998, the Association had no intangibles which were subject to these tests.

         At June 30, 1998, the Association had core capital equal to $8.6 million, or 7.33% of adjusted total assets, which is $5.1 million above the minimum leverage ratio requirement of 3% in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 1998, Midland Federal had no capital instruments that qualify as supplementary capital and $150,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. There were no such equity investments at June 30, 1998.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless the loan amount in excess of such ratio is insured by an insurer approved by the FNMA or FHLMC.

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On June 30, 1998, the Association had total capital of $8.8 million (including $8.6 million in core capital and $150,000 of qualifying general loss reserves) and risk-weighted assets of $37.5 million or total capital of 23.36% of risk-weighted assets. This amount was $5.8 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet their capital requirements. Effective December 19, 1992, the federal banking agencies, including the OTS, were given additional enforcement authority over undercapitalized depository institutions. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core ratio, a Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be subject to one or more of additional specified actions and operating restrictions, which may cover all aspects of its operations and include a forced merger or acquisition of the association.

         An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

         Any undercapitalized association is also subject to the general enforcement activity of the OTS and the FDIC, including the appointment of a receiver or conservator.

         The imposition by the OTS or the FDIC of any of these measures on the Association may have a substantial adverse effect on the Association's operations and profitability and the value of its stock. If the OTS or the FDIC require an association such as Midland Federal, to raise additional capital through the issuance of stock or other capital instruments such issuance may result in the dilution in the percentage of ownership of Midland Federal.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Association, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Midland Federal may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on safety and soundness concerns. See "Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including Midland Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 hereto. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 1998, the Association was in compliance with the requirement, with an overall liquid asset ratio of 56.8% .

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. The Association is in compliance with these amended rules.

         Qualified Thrift Lender Test. All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1998 the Association met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new

FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties.

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Association. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in 1996 and received a rating of "satisfactory."

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of Midland Federal include any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Association's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries as affiliates on a case-by-case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated persons.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 1998 the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. The Association is a member of the FHLB of Chicago, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. While a member of the FHLB of Chicago at June 30, 1998, the Association had not entered into a credit arrangement with the FHLB of Chicago and, as such, could not obtain funds from the FHLB of Chicago.

         As a member, Midland Federal is required to purchase and maintain stock in the FHLB of Chicago. At June 30, 1998 Midland Federal had $554,000 in FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.41% and were 6.81% for calendar year 1997.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Association's FHLB stock may result in a corresponding reduction in Midland Federal's capital.

         For the year ended June 30, 1998, dividends paid by the FHLB of Chicago to Midland Federal totaled $37,000, which was a $1,000 decrease over the amount of dividends received in fiscal year 1997. The $9,200 dividend received for the quarter ended June 30, 1998 reflects an annualized rate of 6.62%, or .18% below the rate for calender 1997.

         Federal Taxation. For fiscal years beginning prior to December 31, 1995, savings associations such as the Association that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), were permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally one- to four-family residential loans secured by improved real estate) could be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction was an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.28% assuming the maximum percentage bad debt deduction).

         If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association could not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period.

          In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Association, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Association must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Association does not believe that the legislation will have a material impact on the Association.

         In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Association, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1998, the Association's Excess for tax purposes totaled approximately $1.4 million.

         The Association and its subsidiaries file a consolidated federal income tax return on a fiscal year basis using the accrual method of accounting. In the past, savings associations, such as Midland Federal, that file federal income tax returns as part of a consolidated group were required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Association and its consolidated subsidiaries have never been audited by the IRS with respect to federal income tax returns. The statute of limitations has passed for tax years ending on or prior to June 30, 1995, for the Association and its consolidated subsidiaries.

         Illinois Taxation. Midland Federal and its subsidiaries file separate Illinois income tax returns. For Illinois income tax purposes, the Association and its subsidiaries are taxed at an effective rate equal to 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing significantly the Illinois taxable income of savings associations.

Impact of New Accounting Standards

         Reporting Comprehensive Income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and the display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management does not believe that adoption of SFAS No. 130 will have a material impact of the Association's financial condition or results of operations.

         Disclosures about Segments of an Enterprise and Relates Information. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. Management does not believe that adoption of SFAS No. 131 will have a material impact on the Association's consolidated financial condition or results of operations.

         Employers' Disclosure about Pension and Other Employee Benefits. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS No. 132"). SFAS No. 132 alters current disclosure requirements regarding pensions and other post-retirement benefits in the financial statements of employers who sponsor such benefits plans. The revised disclosure requirements are designed to provide additional information to assist readers in evaluating future costs related to such plans. Additionally, the revised disclosures are designed to provide changes in the components of pension and benefit costs in addition to the year end components of those factors in the resulting asset or liability related to such plans. The statement is effective for fiscal years beginning after December 15, 1997 with earlier application available. Management does not believe that adoption of SAFS No. 132 will have a material impact on the Association's consolidated financial condition of results of operations.

         Accounting for Derivative Instruments and for Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and for Hedging Activities" ("SAFS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in earnings in the period of the change. SFAS No. 133 is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. Management does not expect the adoption of this statement to have a material impact on the Association's consolidated financial condition or results of operations.

         The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Association keeps its books and records and performs its financial accounting responsibilities. It is intended as a summary of the recent pronouncements made by the FASB which are of particular interest to financial institutions.


                                   MANAGEMENT

Executive Officers of the Association


         The following information as to the business experience during the past five years is supplied with respect to each executive officer of the Association. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         Paul Zogas. Mr. Zogas has been Chairman of the Board, President and Chief Executive Officer since 1983, and a Director since 1982 . Mr. Zogas holds a BA degree in Economics from the University of Michigan in Ann Arbor, and a Juris Doctor degree from De Paul University College of Law in Chicago. Mr. Zogas provides legal services from time to time to private clients, and serves as Director of Midland Business Systems, Inc., a computer sales, service and consulting company located in Chicago, Illinois.

         Charles Zogas. Mr. Zogas has been the Executive Vice President and the Chief Operations Officer of the Association since 1982. He was elected a Director in 1983, and also serves as Secretary and Treasurer. Mr. Zogas holds a BS degree from the University of Notre Dame in Notre Dame, Indiana, and a Juris Doctor degree from IIT/Chicago - Kent College of Law. Mr. Zogas also provides legal services from time to time to private clients and serves as Director of Midland Business Systems, Inc., a computer sales, service and consulting company located in Chicago, Illinois.

         Richard Taylor. Mr. Taylor joined the Association in 1972. Since joining the Association in 1972, he has held various lending positions and has held the position of Vice President in Charge of Lending since 1982. Mr. Taylor holds a BS degree from Illinois State University, and is also a licensed real estate and insurance broker.

Employees

         At June 30, 1998, the Association had a total of 37 full-time employees and 40 part-time employees. None of the Association's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Description of Property

Offices

         Midland Federal owns the building and land for its main office at 8929 South Harlem Avenue, Bridgeview, Illinois. This office has 18,000 square feet and a net book value of $980,000 at June 30, 1998. The Association also has a 99 year easement on land adjacent to its main office which expires in the year 2078. The Association owns the building and land for its two branch offices in Chicago at 4040 South Archer Avenue in Brighton Park and 2657 West 69th Street in Marquette Park which have 5,000 and 2,500 square feet and $58,000 and $33,000 net book values at June 30, 1998, respectively.

         The Association has a lease ($17,256 per year to June 30, 1999) on an approximately 4,800 square foot lot located in Homer Township, Illinois, where the Association may open a branch in the future. As of June 30, 1998, the Association had not resubmitted an application for OTS approval of the branch nor have any cost projections been obtained.

Computer Equipment

         The Association's recordkeeping activities are maintained on an on-line basis with an independent service bureau. The Association's accounting activities are maintained on an in-house computer. The net book value of the Association's computer equipment at June 30, 1998 was $156,000.

Item 3.  Legal Proceedings

         The Association is, from time to time, a defendant to certain lawsuits arising in the ordinary course of its business. The Association believes that there is no litigation pending which, if adversely determined, would have a material adverse effect on its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 1998.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

         Pages 22 through 23 of the 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Pages 7 through 19 of the 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 7.  Financial Statements

         Pages 25 through 49 of the 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in or disagreements with the Association's accountants on accounting and financial disclosure matters.

                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act

         Information concerning Directors of the Issuer is incorporated herein by reference from the Association's definitive Proxy Statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Association's definitive Proxy Statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Association's definitive Proxy Statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning relationships and transactions is incorporated herein by reference from the Association's definitive Proxy Statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV


Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

                                                                                               Reference to
                                                                                               Prior Filing
Regulation                                                                                      or Exhibit
S-K Exhibit                                                                                  Number Attached
  Number                      Document                                                           Hereto
  ------                      --------                                                           ------

     2          Plan of acquisition, reorganization, arrangement, liquid, or succession            None
     3          Articles of Incorporation and Bylaws....................................           ***
     4          Instruments defining the rights of security holders,
                including indentures:
                 Common Stock Certificate...............................................           ***
     9          Voting trust agreement..................................................           None
    10          Material contracts:
                 Employee Stock Ownership Plan..........................................           ***
                 1993 Stock Option and Incentive Plan...................................            **
                 Employment Agreements..................................................           ***
                 Recognition and Retention Plan.........................................           ***
                 401(k) Retirement/Savings Plan.........................................           ***
    11          Statement re computation of per share earnings..........................           ****
    13          Annual Report to Security Holders.......................................           13
    16          Letter on change in certifying accountant...............................          None
    18          Letter on change in accounting principles...............................          None
    21          Subsidiaries of Registrant..............................................            21
    22          Published report regarding matters submitted to vote of security holders          None
    23          Consent of Experts and Counsel..........................................           None
    24          Power of Attorney.......................................................      Not required
    27          Financial Data Schedule.................................................           27
    99          Additional Exhibits                                                               None

--------------------
*        Filed on January 15, 1993 an exhibit to the Association's  initial Form
         AC.

*        Filed  on  March  19,   1993  as  an  exhibit   to  the   Association's
         Pre-Effective Amendment No. One to the Form AC.

*** Filed on June 22, 1998 as exhibits to the Company's Registration Statement No. 333-57399 on Form S-4. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

**** See Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report under Exhibit 13.

         (b) Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three-month period ended June 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MIDLAND CAPITAL HOLDINGS CORPORATION


Date:   September 22, 1998              By:    /s/ Paul M. Zogas
       -------------------                     -----------------
                                               Paul M. Zogas
                                               Chairman, President and
                                               Chief Executive Officer
                                               (Duly Authorized Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Paul M. Zogas                            /s/ Charles A. Zogas
------------------                           --------------------
Paul M. Zogas, Chairman, President and       Charles A. Zogas, Director,
Chief Executive Officer                      Executive Vice President
(Principal Financial and Accounting          and Secretary
 Officer)
Date: September 22, 1998                     Date: September 22, 1998
     -------------------                           -------------------


/s/ Jonas Vaznelis                           /s/ Richard Taylor
------------------                           ------------------
Jonas Vaznelis, Director                     Richard Taylor, Director and
Date: September 22, 1998                     Vice President
                                             Date: September 22, 1998


/s/ Michael J. Kukanza                       /s/ Algerd Brazis
----------------------                       -----------------
Michael J. Kukanza, Director                 Algerd Brazis, Director
Date: September 22, 1998                     Date: September 22, 1998