Form 10QSB
period 1998-09-30
MIDLAND CAPITAL HOLDINGS CORP
filed 1998-11-13
CIK 1061234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from ________ to __________


                         Commission File Number 1-14343


                      MIDLAND CAPITAL HOLDINGS CORPORATION
                 (Name of Small Business Issuer in its Charter)


                  Delaware                                36-4238089
      (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)              Identification Number)

               8929 S. Harlem Avenue, Bridgeview, Illinois 60455
               (Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number, including area code: (708) 598-9400

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]  No [ ]


Transitional Small Business Disclosure Format.  Yes  [   ]    No  [ X ]


Indicate the number of shares of each of the Issuer's classes of common stock as of the latest practicable date:

                          Common Stock, par value $.01
                                (Title of Class)

As of November 13, 1998, the Issuer had 363,975 shares of Common Stock issued and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION


Part  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Statements of Financial Condition -
              September 30, 1998 (unaudited) and June 30, 1998             1

              Consolidated Statements of Earnings - Three Months
              Ended September 30, 1998 and 1997 (unaudited)                2

              Consolidated Statements of Changes in Stockholders' Equity -
              Three Months Ended September 30, 1998 (unaudited)            3

              Consolidated Statements of Cash Flows - Three Months
              Ended September 30, 1998 and 1997 (unaudited)                4

              Notes to Consolidated Financial Statements                   5-6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          7-11


Part II.  OTHER INFORMATION                                               12

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

                         Part I ~ FINANCIAL INFORMATION

Consolidated Statements of Financial Condition

Assets                                                        September 30,    June 30,
                                                                  1998           1998
                                                               ------------   -----------
                                                               (Unaudited)
Cash and amounts due from
  depository institutions                                     $  2,507,628     2,656,448
Interest-bearing deposits                                       29,900,197    29,337,747
                                                              ------------     ---------
Total cash and cash equivalents                                 32,407,825    31,994,195
Investment securities, held to maturity (fair value:
  September 30, 1998 - $20,207,031;
  June 30, 1998 - $20,030,469)                                  19,991,497    19,989,055
Investment securities available for sale, at fair value          1,276,563     1,195,938
Mortgage-backed securities, held to maturity (fair value:
  September 30, 1998 - $20,678,710;
  June 30, 1998 - $21,128,839)                                  20,329,910    20,844,623
Loans receivable (net of allowance for loan losses:
  September 30, 1998 - $394,354;
  June 30, 1998 - $393,884)                                     42,464,300    38,513,121
Loans receivable, held for sale                                    230,000       659,450
Real estate owned, net                                             688,400       746,522
Stock in Federal Home Loan Bank of Chicago                         554,000       554,000
Office properties and equipment, net                             1,578,156     1,567,285
Accrued interest receivable                                        634,148       619,464
Prepaid expenses and other assets                                  670,532       689,727
                                                              ------------     ---------
Total assets                                                  $120,825,331   117,373,380
                                                              ============   ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits                                                      $110,676,132   107,761,846
Advance payments by borrowers for taxes and insurance              727,506       447,668
Other liabilities                                                  477,634       396,229
                                                              ------------     ---------
Total liabilities                                              111,881,272   108,605,743
                                                              ------------     ---------

Consolidated Statements of Financial Condition

Assets                                                        September 30,    June 30,
                                                                  1998           1998
                                                               ------------   -----------
                                                               (Unaudited)
Stockholders' equity:
Preferred stock, $.01 par value:
  authorized 1,000,000 shares; none outstanding                      -             -
Common stock, $.01 par value: authorized 5,000,000
  shares; issued and outstanding 363,975 shares
  at September 30, 1998 and June 30, 1998                            3,640         3,640
Additional paid-in capital                                       3,266,315     3,266,315
Retained earnings - substantially restricted                     5,545,324     5,430,065
Accumulated other comprehensive income, net of income taxes        198,153       145,099
Common stock awarded by Bank Incentive Plan                        (69,373)      (77,482)
                                                              ------------     ---------
Total stockholders' equity                                       8,944,059     8,767,637
                                                              ------------     ---------
Total liabilities and stockholders' equity                    $120,825,331   117,373,380
                                                              ============   ===========

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES


Consolidated Statements of Earnings
                                                                      Three Months Ended
                                                                         September 30,
                                                                    ---------------------
                                                                       1998       1997
                                                                    ---------   ---------
                                                                         (Unaudited)
Interest income:
  Interest on loans                                                $  799,127     680,553
  Interest on mortgage-backed securities                              343,604     408,052
  Interest on investment securities                                   309,208     311,291
  Interest on interest-bearing deposits                               389,234     345,472
  Dividends on FHLB stock                                               9,251       9,426
                                                                   ----------     -------
Total interest income                                               1,850,425   1,754,794
                                                                   ----------     -------

Interest expense:
  Interest on deposits                                              1,059,775     970,810
                                                                   ----------     -------
Total interest expense                                              1,059,775     970,810
                                                                   ----------     -------

Net interest income                                                   790,650     783,984
                                                                   ----------     -------

Non-interest income:
  Loan fees and service charges                                        97,412      49,305
  Commission income                                                    42,221      41,109
  Profit on sale of loans                                              17,054       5,385
  Profit on sale of real estate owned                                  12,278           0
  Deposit related fees                                                142,267     153,668
  Other income                                                         34,882      30,645
                                                                   ----------     -------
Total non-interest income                                             346,114     280,112
                                                                   ----------     -------

Non-interest expense:
  Staffing costs                                                      489,208     435,702
  Advertising                                                          19,400      17,154
  Occupancy and equipment expenses                                    123,614     113,720
  Data processing                                                      63,634      38,774
  Federal deposit insurance premiums                                   15,326      16,090
  Other                                                               209,571     169,261
                                                                   ----------     -------
Total non-interest expense                                            920,753     790,701
                                                                   ----------     -------

Income before income taxes                                            216,011     273,395
Income tax provision                                                   73,454      92,964
                                                                    ----------     -------
Net income                                                         $  142,557     180,431
                                                                   ==========     =======

Earnings per share (basic)                                         $     0.39        0.52
                                                                   ==========        ====
Earnings per share (diluted)                                       $     0.39        0.51
                                                                   ==========        ====
Dividends declared per common share                                $    0.075       0.075
                                                                   ==========        ====

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES


Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                                                                Accumulated    Common
                                                              Additional                          Other         stock
                                                 Common         Paid-In         Retained     Comprehensive     awarded
                                                 Stock          Capital         Earnings         Income         by BIP       Total
                                                 -----          -------         --------         ------         ------       -----
Balance at June 30, 1998                      $    3,640       3,266,315       5,430,065        145,099        (77,482)   8,767,637
                                              ----------       ---------       ---------        -------        -------    ---------
Comprehensive Income:

  Net Income                                                                     142,557                                   142,557

  Other comprehensive income, net of tax:

  Unrealized holding gain
    during the period                                                                            53,054                     53,054

                                                                               ---------        -------                   --------
Total comprehensive income                                                       142,557         53,054                    195,611

  Amoritzation of award of
    BIP stock                                                                                                    8,109       8,109

  Dividends declared on
    common stock ($0.075
    per share)                                                                   (27,298)                                  (27,298)
                                              ----------       ---------       ---------        -------        -------    ---------
Balance at
  September 30, 1998                          $    3,640       3,266,315       5,545,324        198,153        (69,373)   8,944,059
                                              ==========       =========       =========        =======        =======    =========



See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
                                                                  Three Months Ended
                                                                     September 30,
                                                               --------------------------
                                                                  1998           1997
                                                               -----------    -----------
                                                                      (Unaudited)
Cash flows from operating activities:
Net income                                                   $    142,557        180,431
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation                                                     39,461         34,676
  Amortization of premiums and discounts on securities              3,440          7,997
  Amortization of cost of stock benefit plan                        8,109          8,109
  Profit on sale of real estate owned                             (12,278)             0
  Proceeds from sale of loans held for sale                     1,833,675        408,400
  Origination of loans held for sale                           (1,404,225)      (178,000)
  Profit on sale of loans                                         (17,054)        (5,385)
  Increase in accrued interest receivable                         (14,684)       (27,034)
  Increase (decrease) in accrued interest payable                  (1,858)         1,384
  Decrease in deferred income on loans                            (40,137)        (6,058)
  Decrease in other assets                                          8,918         96,808
  Increase (decrease) in other liabilities                         83,263         (7,776)
                                                             ------------     ----------
Net cash provided by operating activities                         629,187        513,552
                                                             ------------     ----------

Cash flows from investing activities:
  Purchase of mortgage-backed securities                       (1,101,593)    (4,610,445)
  Proceeds from repayments of mortgage backed securities        1,610,184      1,886,867
  Purchase of investment securities                            (2,500,000)    (2,494,300)
  Proceeds from maturities of investment securities             2,500,000      2,500,000
  Loan disbursements                                           (6,686,783)    (1,818,743)
  Loan repayments                                               2,775,741      1,562,550
  Proceeds from sale of real estate owned                          70,400              0
  Property and equipment expenditures                             (50,332)       (26,300)
                                                             ------------     ----------
Net cash provided for investing activities                     (3,382,383)    (3,000,371)
                                                             ------------     ----------

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
                                                                  Three Months Ended
                                                                     September 30,
                                                               --------------------------
                                                                  1998           1997
                                                               -----------    -----------
                                                                      (Unaudited)
Cash flows from financing activities:
  Deposit account receipts                                     97,231,646     88,422,297
  Deposit account withdrawals                                 (95,318,756)   (91,315,661)
  Interest credited to deposit accounts                         1,001,396        918,895
  Payment of dividends                                            (27,298)       (26,005)
  Increase (decrease) in advance payments by
    borrowers for taxes and insurance                             279,838       (288,803)
                                                             ------------     ----------
Net cash provided for financing activities                      3,166,826     (2,289,277)
                                                             ------------     ----------

Increase (decrease) in cash and cash equivalents                  413,630     (4,776,096)
Cash and cash equivalents at beginning of period               31,994,195     30,902,575
                                                             ------------     ----------
Cash and cash equivalents at end of period                   $ 32,407,825     26,126,479
                                                             ============     ==========
Cash paid during the period for:
  Interest                                                   $  1,061,633        969,426
  Income taxes                                                          0              0
                                                             ============     ==========


See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note A - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

Note B - Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of Midland Capital Holdings Corporation (the "Company") and its wholly-owned subsidiaries, Midland Federal Savings and Loan Association (the "Association"), Midland Service Corporation, MS Insurance Agency, Inc. and Bridgeview Development Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note C - Stock Conversion
In January, 1993, the Association's Board of Directors approved a plan to voluntarily convert the Association from a federal mutual savings and loan association to a federal stock savings and loan association. The stock offering of Midland Federal Savings and Loan Association was closed on June 30, 1993 with the sale of 345,000 shares of $.01 par value common stock at $10.00 per share.

Note D ~ Holding Company Reorganization
On March 19, 1998 the Board of Directors of the Association adopted a proposal to reorganize the Association into a holding company form of organization in
accordance   with  a  Merger   Agreement   and  Plan  of   Reorganization   (the
"Reorganization"). The Reorganization was approved by the Association's shareholders on July 15, 1998 and became effective on July 23, 1998. As a result of the Reorganization, the Association became a wholly owned subsidiary of Midland Capital Holdings Corporation, a newly formed Delaware Corporation, and each outstanding share of common stock of the Association became, by operation of law, one share of common stock of Midland Capital Holdings Corporation. Midland Capital Holdings Corporation operates as a unitary thrift holding company.

Note E - Earnings Per Share

Earnings per share for the three month periods ended September 30, 1998 and 1997 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. Earnings per share data for the three month period ended September 30, 1997 has been restated for comparative purposes to reflect the implementation of Statement of Financial Accounting Standards No. 128.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

Note F - Effect of New Accounting Standards
In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), entitled "Employers' Disclosure about Pensions and Other Post-retirement Benefits". SFAS 132 alters current disclosure requirements regarding pensions and other post-retirement benefits in the financial statements of employers who sponsor such benefit plans. The revised disclosure requirements are designed to provide additional information to assist readers in evaluating future costs related to such plans. Additionally, the revised disclosures are designed to provide changes in the components of pension and benefit costs in addition to the year end components of those factors in the resulting asset or liability related to such plans. The statement is effective for fiscal years beginning after December 15, 1997 with earlier application available. Management does not believe that adoption of SFAS 132 will have a material impact on the Company's consolidated financial condition or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), entitled "Accounting for Derivative Instruments and for Hedging Activities". SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in earnings in the period of the change. SFAS 133 is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. Management does not expect the adoption of this statement to have a material impact on the Company's consolidated financial condition or results of operations.

The foregoing does not constitute a comprehensive summary of all material changes or development affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is untended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Midland Capital Holdings Corporation (the "Company") is a Delaware corporation which was organized in 1998 by Midland Federal Savings and Loan Association (the "Association" or "Midland Federal") for the purpose of becoming a thrift institution holding company. The Company and the Association are headquartered in Bridgeview, Illinois. The Association began operations in 1914 as a state-chartered  mutual savings  institution.  In 1982 the Association  became a federal mutual savings and loan association. On June 30, 1993 the Association completed a conversion to the stock form of organization. In that conversion, the Association issued 345,000 shares of Common Stock, raising net proceeds of approximately $3.1 million. On July 23, 1998 the Association became a wholly-owned subsidiary of the Company. The principal asset of the Company is the outstanding stock of the Association. The Company presently has no separate operations and its business consists only of the business of the Association. All references to the Company, unless otherwise indicated, at or before July 23, 1998 refer to the Association. Midland Federal has been principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential mortgage loans, and to a lesser extent, consumer, multi-family and other loans in its primary market area. The Association also has made substantial investments in mortgage-backed securities, investment securities and liquid assets.

The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Burbank and Justice which it serves through its main office in Bridgeview and two branch banking offices in southwest Chicago. A fourth banking facility is currently under development by the Association in Homer Township, Illinois, a southwest suburb of Chicago. The Homer Township office will be a full-service branch banking facility and is anticipated to be opened for business during the first quarter of calendar 1999. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 1998 Midland Federal had tangible and core capital of $8.4 million, which capital levels exceeded all of its fully phased-in regulatory capital requirements.

Forward Looking Statements
When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are subject to the above-stated qualifications in any event. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

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

The Association is scheduled to convert its on-line customer account data processing, as well as certain other critical data processing and computer systems, to a new service provider beginning in October 1998 (the "conversion"). The Association has been informed by the new service provider that all such systems will be Year 2000 compliant by December 31, 1998. The Association anticipates that it will incur additional conversion costs in the approximate amount of $75,000, which costs will be recorded as a charge to earnings in the period in which the conversion services are performed. The conversion will also require additional capital expenditures for computer and related equipment in the approximate amount of $150,000 which costs will be amortized over the useful life of the equipment purchased.

FINANCIAL CONDITION
During the quarter ended September 30, 1998, total assets of the Company increased by $3.4 million to $120.8 million from $117.4 million at June 30, 1998. Net loans receivable and loans available for sale increased $3.5 million to $42.7 million at September 30, 1998 as loan disbursements of $8.1 million more than offset loan repayments of $2.8 million and loan sales of $1.8 million. The increase in net loans receivable was primarily funded by an increase in deposits in the amount of $2.9 million to $110.7 million at September 30, 1998. The balance of mortgage-backed securities decreased by $515,000 to $20.3 million due to repayments of mortgage-backed securities in the amount of $1.6 million which exceeded purchases of mortgage-backed securities in the amount of $1.1 million during the quarter. The balance of investment securities increased
$83,000 during the quarter ended September 30, 1998 to $21.3 million. The weighted average remaining maturity of the Company's investment securities portfolio at September 30, 1998 was 1.9 years.

As discussed above, deposits for the quarter ended September 30, 1998 increased $2.9 million as deposit activity of $97.2 million and interest credited to deposits in the amount of $1.0 million exceeded withdrawal activity of $95.3 million. The net increase in savings deposits is attributed to a $2.7 million increase in certificate of deposit accounts, a $484,000 increase in transaction deposits including money market accounts offset by a $231,000 decrease in passbook accounts. The net increase in savings deposits is attributed to more aggressive pricing and promotion of certificate of deposit rates.

Stockholders' equity for the quarter ended September 30, 1998 increased $177,000 to $8.9 million as earnings in the amount of $143,000, an $8,000 reduction in the unamortized cost of the Association's Bank Incentive Plan and a $53,000 positive market adjustment from securities available for sale, net of income taxes, offset dividends paid on common stock in the amount of $27,000.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS
The Company had net income of $143,000 for the quarter ended September 30, 1998 compared to net income of $180,000 for the quarter ended September 30, 1997. Net interest income increased $7,000 to $791,000 in the quarter ended September 30, 1998 from $784,000 during the prior year quarter as an increase in the average balance of interest earning assets offset decreases in both net interest margin and interest rate spread. For the quarter ended September 30, 1998 the average balance of interest earning assets increased $9.0 million to $112.9 million from $103.9 million in the prior year quarter. For the quarter ended September 30, 1998 the Company's net interest margin and interest rate spread both decreased to 2.80% and 2.67%, respectively, from 3.02% and 2.95%, respectively, for the quarter ended September 30, 1997. The ratio of average interest earning assets to average interest bearing liabilities increased to 111.27% in the quarter ended September 30, 1998 from 109.70% in the prior year quarter. Also for the quarter ended September 30, 1998, non-interest income and non-interest expense increased $66,000 and $130,000, respectively, over the prior year period.

Interest Income
Interest income increased $96,000, or 5.4%, for the quarter ended September 30, 1998 from the comparable prior year quarter. An increase in the average balance of interest earning assets to $112.9 million for the quarter ended September 30, 1998 from $103.9 million for the quarter ended September 30, 1997 was partially offset by a decrease in the average yield earned on interest earning assets to 6.56% for the quarter ended September 30, 1998 compared to 6.76% for the quarter ended September 30, 1997.

Interest on loans receivable increased $119,000, or 17.4%, for the quarter ended September 30, 1998 from the comparable quarter in 1997. The increase in interest income was attributed to an increase in the average outstanding balance of net loans receivable to $41.8 million for the quarter ended September 30, 1998 from $33.2 million for the quarter ended September 30, 1997. The increase in the average outstanding balance of net loans receivable offset a decrease in the average yield earned on loans receivable to 7.64% for the quarter ended September 30, 1998 from 8.21% for the quarter ended September 30, 1997.

Interest on mortgage backed securities decreased $64,000, or 15.8%, for the quarter ended September 30, 1998 from the comparable quarter in 1997. The decrease in interest income is attributed to a $3.7 million reduction in the average balance of mortgage backed securities outstanding to $20.6 million for the quarter ended September 30, 1998 from $24.3 million for the quarter ended September 30, 1997. The average yield earned on mortgage backed securities also decreased slightly to 6.67% for the quarter ended September 30, 1998 from 6.70% for the quarter ended September 30, 1997.

Interest earned on investment securities decreased $2,000, or 0.7%, for the quarter ended September 30, 1998 from the prior year quarter. The decrease in interest income is attributed to a decrease in the average yield on investment securities to 5.83% for the quarter ended September 30, 1998 from 5.90% for the quarter ended September 30, 1997. The average balance of investment securities remained stable for the quarter ended September 30, 1998 as compared with the quarter ended September 30, 1997.

Interest earned on interest bearing deposits increased $44,000, or 12.7%, for the quarter ended September 30, 1998 from the same quarter in 1997. The increase in interest income on interest bearing deposits is attributed to an increase in the average outstanding balance of interest bearing deposits to $28.7 million for the quarter ended September 30, 1998 compared to $24.7 million for the quarter ended September 30, 1997.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)
The increase in the average balance of interest bearing deposits was partially offset by a decrease in the average yield earned on interest bearing deposits to 5.43% for the quarter ended September 30, 1998 from 5.59% for the quarter ended September 30, 1997.

Interest Expense
Interest expense increased $89,000, or 9.2%, for the quarter ended September 30, 1998 compared with the prior year quarter. The increase in interest expense is primarily attributable to a $6.9 million increase in the average balance of interest costing deposits to $101.5 million for the quarter ended September 30, 1998 from $94.6 million in the quarter ended September 30, 1997. The average yield paid on interest costing deposits also increased to 4.18% for the quarter ended September 30, 1998 from 4.10% for the quarter ended September 30, 1997. The increase in the average yield paid on interest costing deposits is the result of growth in higher costing certificate of deposit accounts, which accounts were primarily responsible for the increase in interest costing deposits discussed above.

Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Company made no provisions for loan losses out of income in either period based upon the absence of any specific asset quality problems, the current level of general loan loss reserves and management's assessment of the inherent risk in the loan portfolio. Non-performing loans, net of specific reserves, increased to $554,000 at September 30, 1998 and consisted of $515,000 in five single family residential mortgage loans, $38,000 in one multi-family residential mortgage loan and $1,000 in consumer loans. General loan loss reserves totaled $161,000 or 29.04% of net non-performing loans at September 30, 1998. At September 30, 1998, the Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

Non-Interest Income
Non-interest income increased $66,000 to $346,000 for the quarter ended September 30, 1998 from $280,000 for the quarter ended September 30, 1997. The increase in non-interest income was due primarily to a $48,000 increase in loan fees and service charges, a $12,000 increase in profit from the sale of loans and a $12,000 profit from the sale of a real estate owned property. The increase in loan fees and service charges is attributed to an increase in loan origination activity from the prior year period. Deposit related fees decreased $12,000 to $142,000 for the quarter ended September 30, 1998 from $154,000 in the prior year quarter.

Non-Interest Expense
Non-interest expense increased $130,000 to $921,000 in the quarter ended September 30, 1998 from $791,000 in the 1997 quarter. The increase in non-interest expense is primarily the result of a $54,000 increase in staffing costs and a $25,000 increase in data processing fees. The increase in staffing costs is primarily attributed to normal salary increases as well as an increase in commissions paid to staff loan originators as a result of increased loan origination activity.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Non-Interest Expense (continued)
The increase in data processing fees is the result of data processing charges associated with the conversion of the Company's on-line data processing systems to another service provider, which conversion is scheduled to occur in October 1998. Non-interest expense was also increased as a result of an $11,000 increase in computer software and support expense, a $10,000 increase in legal expense and a $6,000 increase in real estate owned expenses as compared to the prior year quarter.

Income Taxes
Income taxes decreased $20,000 to $73,000 in the quarter ended September 30, 1998 from $93,000 for the prior year quarter. The decreased income tax provision was due primarily to the decrease in operating income as compared to the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. In addition, the Association may borrow funds from the FHLB of Chicago. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds,
(ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. The OTS requires members of the FHLB system to maintain minimum levels of liquid assets. OTS regulations currently require the Association to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 1998, the Association's regulatory liquidity ratio was 54.6%. At such date, the Company had commitments to originate $557,000 in loans, to sell $230,000 in loans, no commitments to purchase loans and no commitments to either purchase or sell securities.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificate of deposits and deposit withdrawals, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. The Company considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

At September 30, 1998 the Association had tangible and core capital of $8.4 million, or 7.0% of adjusted total assets, which was approximately $6.6 million and $4.8 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At September 30, 1998 the Association had total capital of $8.6 million (including $8.4 million in core capital) and risk-weighted assets of $38.0 million, or total capital of 22.5% of risk-weighted assets. This amount was $5.5 million above the 8.0% requirement in effect on that date.

RECENT DEVELOPMENTS
At the annual meeting of shareholders held on October 21, 1998, the shareholders approved the election of two directors for terms of three years each and the ratification of Cobitz, VandenBerg & Fennessy as independent auditors of the Company for the fiscal year ending June 30, 1999.

                      MIDLAND CAPITAL HOLDINGS CORPORATION

                          PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
From time to time, the Association is a party to legal proceedings wherein it enforces its security interest or is a defendant to certain lawsuits arising out of the ordinary course of its business. Neither the Company nor the Association believes that it is a party to any legal proceedings which, if adversely determined, would have a material adverse effect on its financial condition at this time.

Item 2.  CHANGES IN SECURITIES
Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

Item 5.  OTHER INFORMATION
Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Computation of earnings per share (Exhibit 11 filed herewith). (b) Financial data schedule (Exhibit 27 filed herewith). (c) No reports on Form 8-K were filed this quarter.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            MIDLAND CAPITAL HOLDINGS CORPORATION
                            Registrant



DATE:  November 13, 1998                  BY: /s/ Paul Zogas
                                              --------------
                                              Paul Zogas
                                              President, Chief Executive Officer
                                              and Chief Financial Officer



DATE:  November 13, 1998                  BY: /s/ Charles Zogas
                                              -----------------
                                              Charles Zogas
                                              Executive Vice President and
                                              Chief Operating Officer