Form 10QSB
period 1998-12-31
MIDLAND CAPITAL HOLDINGS CORP
filed 1999-02-16
CIK 1061234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

                    As of February 12, 1999, the Issuer had
             363,975 shares of Common Stock issued and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION


Part  I.  FINANCIAL INFORMATION                                             PAGE

     Item 1.  Financial Statements
              Consolidated Statements of Financial Condition -
              December 31, 1998 (unaudited) and June 30, 1998..............   1

              Consolidated Statements of Earnings -
              Three months ended December 31, 1998 and 1997 and
              Six months ended December 31, 1998 and 1997 (unaudited)......   2

              Consolidated Statements of Changes in Stockholders' Equity -
              Six months ended December 31, 1998 (unaudited)...............   3

              Consolidated Statements of Cash Flows - Six months
              ended December 31, 1998 and 1997 (unaudited).................   4

              Notes to Consolidated Financial Statements................... 5-6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 7-13


Part II.  OTHER INFORMATION................................................   14

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Part I ~ FINANCIAL INFORMATION

Consolidated Statements of Financial Condition


Assets                                                            December 31,         June 30,
                                                                     1998                1998
                                                                -------------        -----------
                                                                  (Unaudited)
Cash and amounts due from
  depository institutions                                       $   3,713,123          2,656,448
Interest-bearing deposits                                          28,888,367         29,337,747
                                                                -------------        -----------
Total cash and cash equivalents                                    32,601,490         31,994,195
Investment securities, held to maturity (fair value:
  December 31, 1998 - $20,128,876;
  June 30, 1998 - $20,030,469)                                     19,993,502         19,989,055
Investment securities available for sale, at fair value             1,238,750          1,195,938
Mortgage-backed securities, held to maturity (fair value:
  December 31, 1998 - $19,139,336;
  June 30, 1998 - $21,128,839)                                     18,863,062         20,844,623
Loans receivable (net of allowance for loan losses:
  December 31, 1998 - $394,804;
  June 30, 1998 - $393,884)                                        46,443,903         38,513,121
Loans receivable, held for sale                                       490,800            659,450
Real estate owned, net                                                601,372            746,522
Stock in Federal Home Loan Bank of Chicago                            571,800            554,000
Office properties and equipment, net                                1,761,712          1,567,285
Accrued interest receivable                                           608,044            619,464
Prepaid expenses and other assets                                     832,502            689,727
                                                                -------------        -----------
Total assets                                                    $ 124,006,937        117,373,380
                                                                =============        ===========


Liabilities and Stockholders' Equity

Liabilities:
Deposits                                                        $ 113,899,680        107,761,846
Advance payments by borrowers for taxes and insurance                 506,141            447,668
Other liabilities                                                     611,034            396,229
                                                                -------------        -----------
Total liabilities                                                 115,016,855        108,605,743
                                                                -------------        -----------

Stockholders' equity:
Preferred stock, $.01 par value:
  authorized 1,000,000 shares; none outstanding                          --                 --
Common stock, $.01 par value: authorized 5,000,000
  shares; issued and outstanding 363,975 shares
  at December 31, 1998 and June 30, 1998                                3,640              3,640
Additional paid-in capital                                          3,271,315          3,266,315
Retained earnings - substantially restricted                        5,603,353          5,430,065
Accumulated other comprehensive income, net of income taxes           173,039            145,099
Common stock awarded by Bank Incentive Plan                           (61,265)           (77,482)
                                                                -------------        -----------
Total stockholders' equity                                          8,990,082          8,767,637
                                                                -------------        -----------
Total liabilities and stockholders' equity                      $ 124,006,937        117,373,380
                                                                =============        ===========

See accompanying notes to consolidated financial statements.

                                   MIDLAND CAPITAL HOLDINGS CORPORATION
                                             AND SUBSIDIARIES


Consolidated Statements of Earnings

                                                   Three Months Ended               Six Months Ended
                                                      December 31,                     December 31,
                                                 1998             1997             1998            1997
                                             -----------          -------       ---------       ---------
                                                       (Unaudited)                     (Unaudited)
Interest income:
  Interest on loans                          $   835,645          692,302       1,634,773       1,372,856
  Interest on mortgage-backed securities         321,627          400,503         665,231         808,556
  Interest on investment securities              302,718          310,964         611,926         622,254
  Interest on interest-bearing deposits          358,738          326,376         747,972         671,848
  Dividends on FHLB stock                          9,374            9,775          18,625          19,200
                                             -----------        ---------       ---------       ---------
Total interest income                          1,828,102        1,739,920       3,678,527       3,494,714
                                             -----------        ---------       ---------       ---------

Interest expense:
  Interest on deposits                         1,064,614          958,214       2,124,389       1,929,024
                                             -----------        ---------       ---------       ---------
Total interest expense                         1,064,614          958,214       2,124,389       1,929,024
                                             -----------        ---------       ---------       ---------

Net interest income                              763,488          781,706       1,554,138       1,565,690
                                             -----------        ---------       ---------       ---------

Non-interest income:
  Loan fees and service charges                   88,013           51,722         185,426          95,642
  Commission income                               19,165           21,577          61,386          62,686
  Profit on sale of loans                          9,438            7,387          26,491          12,772
  Profit (loss) on sale of REO                    (2,375)               0           9,903               0
  Deposit related fees                           122,136          160,687         264,403         314,355
  Other income                                    39,117           33,055          73,999          69,085
                                             -----------        ---------       ---------       ---------
Total non-interest income                        275,494          274,428         621,608         554,540
                                             -----------        ---------       ---------       ---------

Non-interest expense:
  Staffing costs                                 518,887          430,571       1,008,095         866,272
  Advertising                                     17,249           24,075          36,650          41,229
  Occupancy and equipment expenses               111,371          116,076         234,984         229,796
  Data processing                                 46,450           36,177         110,084          74,951
  Federal deposit insurance premiums              15,489           16,052          30,815          32,142
  Provision for loss on REO                        1,528                0           1,528               0
  Other                                          197,950          175,571         407,521         344,832
                                             -----------        ---------       ---------       ---------
Total non-interest expense                       908,924          798,522       1,829,677       1,589,222
                                             -----------        ---------       ---------       ---------

Income before income taxes                       130,058          257,612         346,069         531,008
Income tax provision                              44,731           87,598         118,185         180,563
                                             -----------        ---------       ---------       ---------
Net income                                   $    85,327          170,014         227,884         350,445
                                             ===========        =========         =======         =======

Earnings per share (basic)                   $      0.24             0.49             .63            1.01
                                             ===========        =========         =======         =======
Earnings per share (diluted)                 $      0.23             0.47             .62             .98
                                             ===========        =========         =======         =======
Dividends declared per common share          $     0.075            0.075            0.15            0.15
                                             ===========        =========         =======         =======

See accompanying notes to consolidated financial statements.

                                            MIDLAND CAPITAL HOLDINGS CORPORATION
                                                      AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                                                 Accumulated       Common
                                                  Additional                        Other          stock
                                     Common         Paid-In         Retained    Comprehensive     awarded
                                     Stock          Capital         Earnings        Income         by BIP           Total
                                   ----------      ----------      ----------     ----------     ----------      ----------
Balance at June 30, 1998           $    3,640       3,266,315       5,430,065        145,099        (77,482)      8,767,637

Comprehensive Income:

  Net Income                                                          227,884                                       227,884

  Other comprehensive
    income, net of tax:

  Unrealized holding gain
    during the period                                                                  27,940                        27,940
                                                                   ----------       ---------                     ---------

Total comprehensive income                                            227,884          27,940                       255,824


  Tax benefit related to
    employee stock plan                                 5,000                                                         5,000

  Amoritzation of award of
    BIP stock                                                                                        16,217          16,217

  Dividends declared on
    common stock ($0.15
    per share)                                                        (54,596)                                      (54,596)
                                   ----------      ----------      ----------     ----------     ----------      ----------
Balance at
  December 31, 1998                $    3,640       3,271,315       5,603,353        173,039        (61,265)      8,990,082
                                   ==========       =========       =========        =======        =======       =========


See accompanying notes to consolidated financial statements.

                          MIDLAND CAPITAL HOLDINGS CORPORATION
                                    AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
                                                                   Six Months Ended
                                                                      December 31,
                                                                  1998           1997
                                                              ------------  -------------
Cash flows from operating activities:
Net income                                                    $    227,884        350,445
Adjustments to reconcile net income to net cash from
 operating activities:
  Depreciation                                                      79,420         70,760
  Amortization of premiums and discounts on securities               4,638         15,087
  Amortization of cost of stock benefit plan                        16,217         16,218
  Profit on sale of real estate owned                               (9,903)             0
  Provision for loss on real estate owned                            1,528              0
  Proceeds from sale of loans held for sale                      3,216,475        962,022
  Origination of loans held for sale                            (3,047,825)      (977,872)
  Profit on sale of loans                                          (26,491)       (12,772)
  Decrease in accrued interest receivable                           11,420          9,171
  Increase (decrease) in accrued interest payable                    2,844        (11,569)
  Decrease in deferred income on loans                             (73,332)       (25,860)
  (Increase) decrease in other assets                             (125,677)        95,960
  Increase in other liabilities                                    211,961         13,371
                                                              ------------  -------------
Net cash provided by operating activities                          489,159        504,961
                                                              ------------  -------------

Cash flows from investing activities:
  Purchase of mortgage backed securities, held to maturity      (1,101,593)    (4,610,445)
  Proceeds from repayments of mortgage backed securities,
    held to maturity                                             3,073,390      3,171,564
  Purchase of investment securities, held to maturity           (4,999,800)    (4,990,800)
  Proceeds from maturities of investment securities,
    held to maturity                                             5,000,000      5,000,000
  Purchase of Federal Home Loan Bank stock                         (17,800)             0
  Loan disbursements                                           (13,662,091)    (4,438,764)
  Loan repayments                                                5,804,641      4,127,966
  Proceeds from sale of real estate owned                          153,525              0
  Property and equipment expenditures                             (273,847)      (56,372)
                                                              ------------  -------------
Net cash provided for investing activities                      (6,023,575)   (1,796,851)
                                                              ------------  -------------

Cash flows from financing activities:
  Deposit receipts                                             193,917,682    174,217,414
  Deposit withdrawals                                         (189,781,894)  (178,886,987)
  Interest credited to deposit accounts                          2,002,046      1,836,258
  Payment of dividends                                             (54,596)       (52,009)
  Increase (decrease) in advance payments by borrowers
    for taxes and insurance                                         58,473         (5,440)
                                                              ------------  -------------
Net cash provided for financing activities                       6,141,711     (2,890,764)
                                                              ------------  -------------

Increase (decrease) in cash and cash equivalents                   607,295     (4,182,654)
Cash and cash equivalents at beginning of period                31,994,195     30,902,575
                                                              ------------  -------------
Cash and cash equivalents at end of period                    $ 32,601,490     26,719,921
                                                              ============     ==========

Cash paid during period for interest                          $  2,121,545      1,940,593
Cash paid during period for income taxes                           102,260         89,000
Non-cash investing activities:
  Transfer of loans to real estate owned                      $          0         58,022
                                                              ============     ==========

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

Note E - Earnings Per Share
Earnings per share for the three month and six month periods ended December 31, 1998 and 1997 were determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 ("SFAS 134"), entitled "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS 134 is effective for the first fiscal quarter after December 15, 1998. This statement amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities." This statement revises the accounting for retained securities and beneficial interests. Management does not believe that adoption of SFAS No. 134 will have a material impact on the Company's consolidated financial condition or results of operations.

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

The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Burbank and Justice which it serves through its main office in Bridgeview and two branch banking offices in southwest Chicago. A fourth banking facility is currently under development by the Association in Homer Township, Illinois, a southwest suburb of Chicago. The Homer Township office will be a full-service branch banking facility and is anticipated to be opened for business during the first quarter of calendar 1999. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1998 Midland Federal had tangible and core capital of $8.1 million, which capital levels exceeded all of its fully phased-in regulatory capital requirements.

FINANCIAL CONDITION
During the six months ended December 31, 1998, total assets of the Company increased by $6.6 million to $124.0 million from $117.4 million at June 30, 1998. Net loans receivable and loans available for sale increased $7.7 million to $46.9 million at December 31, 1998 as loan disbursements of $16.7 million more than offset loan repayments of $5.8 million and loan sales of $3.2 million. The increase in net loans receivable was primarily funded by an increase in deposits in the amount of $6.1 million to $113.9 million at December 31, 1998. The balance of mortgage-backed securities decreased by $2.0 million to $18.9 million due to repayments of mortgage-backed securities in the amount of $3.1 million, which exceeded purchases of mortgage-backed securities in the amount of $1.1 million during the six months ended December 31, 1998. The balance of investment securities remained stable at $21.2 million at December 31, 1998. The weighted average remaining maturity of the Company's investment securities portfolio at December 31, 1998 was 1.8 years.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

FINANCIAL CONDITION (continued)
As discussed above, deposits for the six months ended December 31, 1998 increased $6.1 million as deposit activity of $193.9 million and interest credited to deposits in the amount of $1.0 million exceeded withdrawal activity of $189.8 million. The net increase in savings deposits is attributed to a $3.2 million increase in certificate of deposit accounts, a $2.3 million increase in transaction deposits including money market accounts and a $655,000 increase in passbook accounts. The net increase in savings deposits is attributed to more aggressive pricing and promotion of certificate of deposit rates.

Stockholders' equity for the six months ended December 31, 1998 increased $222,000 to $9.0 million. The increase in stockholders' equity was primarily the result of earnings in the amount of $228,000, a $16,000 reduction in the unamortized cost of the Association's Bank Incentive Plan and a $28,000 positive market adjustment from securities available for sale, net of income taxes, offset by dividends paid on common stock in the amount of $55,000.

RESULTS OF OPERATIONS
The Company had net income of $85,000 for the quarter ended December 31, 1998 compared to net income of $170,000 for the quarter ended December 31, 1997. The decline in net income in the current quarter is the result of a $19,000 decrease in net interest income and a $110,000 increase in non-interest expense offset by a $1,000 increase in non-interest income and a $43,000 decrease in income taxes. Net interest income decreased $19,000 to $763,000 in the quarter ended December 31, 1998 from $782,000 during the prior year quarter as decreases in both net interest margin and interest rate spread offset increases in the average balance of interest earning assets. For the quarter ended December 31, 1998 the Company's net interest margin and interest rate spread both decreased to 2.67% and 2.60%, respectively, from 3.04% and 2.96%, respectively, for the quarter ended December 31, 1997. The average balance of interest earning assets increased $11.7 million to $114.5 million for the quarter ended December 31, 1998 from $102.8 million in the prior year quarter. The ratio of average interest earning assets to average interest bearing liabilities also increased to 110.43% in the quarter ended December 31, 1998 from 110.07% in the prior year quarter.

For the six months ended December 31, 1998 the Company had net income of $228,000 compared to net income of $350,000 for the six months ended December 31, 1997. The decline in net income in the current six month period is the result of a $12,000 decrease in net interest income and a $240,000 increase in non-interest expense offset by a $67,000 increase in non-interest income and a $63,000 decrease in income taxes. The decrease in net interest income in the current six month period is attributed to decreases in both net interest margin and interest rate spread. Interest rate spread and net interest margin decreased to 2.73% and 2.64%, respectively from 3.03% and 2.95%, respectively, in the prior year period. The declines in both net interest margin and interest rate spread offset a $10.4 million increase in the average balance of interest earning assets to $113.7 million for the six months ended December 31, 1998. The ratio of average interest earning assets to average interest bearing liabilities also increased to 110.85% from 109.94% in the prior year period.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income
Interest income increased $88,000, or 5.1%, for the quarter ended December 31, 1998 from the comparable prior year quarter. An increase in the average balance of interest earning assets to $114.5 million for the quarter ended December 31, 1998 from $102.8 million for the quarter ended December 31, 1997 was partially offset by a decrease in the average yield earned on interest earning assets to 6.39% for the quarter ended December 31, 1998 compared to 6.77% for the quarter ended December 31, 1997.

For the six months ended December 31, 1998 interest income increased $184,000 or 5.3% from the comparable prior year period as the result of a $10.4 million increase in the average outstanding balance of interest earning assets to $113.7 million from the prior year period. The increase in the average outstanding balance of interest earning assets was offset by a decrease in the average yield earned on interest earning assets to 6.47% from 6.76% in the prior year period.

Interest on loans receivable increased $144,000, or 20.7%, as a result of an increase in the average outstanding balance of net loans receivable to $45.0 million for the quarter ended December 31, 1998 from $33.8 million for the quarter ended December 31, 1997. The increase in the average outstanding balance of net loans receivable offset a decrease in the average yield earned on loans receivable to 7.43% for the quarter ended December 31, 1998 from 8.19% for the quarter ended December 31, 1997. The decline in average yield is primarily due to increased refinance activity on loans due to the continued decline in interest rates.

Interest on mortgage backed securities decreased $79,000, or 19.7%, as a result of a $4.6 million reduction in the average balance of mortgage backed securities outstanding to $19.3 million for the quarter ended December 31, 1998 from $23.9 million for the quarter ended December 31, 1997. The average yield earned on mortgage backed securities also decreased slightly to 6.67% for the quarter ended December 31, 1998 from 6.71% for the quarter ended December 31, 1997.

Interest earned on investment securities decreased $8,000, or 2.7%, due to a decrease in the average yield on investment securities to 5.70% for the quarter ended December 31, 1998 from 5.88% for the quarter ended December 31, 1997. The average balance of investment securities remained stable for the quarter ended December 31, 1998 as compared with the prior year quarter.

Interest earned on interest bearing deposits increased $32,000, or 9.9%, as a result of an increase in the average outstanding balance of interest bearing deposits to $28.5 million for the quarter ended December 31, 1998 compared to $23.4 million for the quarter ended December 31, 1997. The increase in the average balance of interest bearing deposits was partially offset by a decrease in the average yield earned on interest bearing deposits to 5.04% for the quarter ended December 31, 1998 from 5.57% for the quarter ended December 31, 1997.

For the six months ended December 31, 1998 interest on loans receivable increased $262,000 from the comparable prior year period. The increase in interest on loans receivable was due to an $9.9 million increase in the average outstanding balance of loans receivable to $43.4 million from $33.5 million for the six months ended December 31, 1997. The $9.9 million increase in the average outstanding balance of loans receivable offset a decrease in the average yield earned on loans receivable to 7.54% for the six months ended December 31, 1998 from 8.20% for the prior year period. The growth in the Company's loan portfolio is attributed to aggressive pricing and direct marketing of the Company's loan products.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Interest Income (continued)
For the six months ended December 31, 1998 interest earned on mortgage backed securities decreased $144,000 to $665,000 from $809,000 for the six months ended December 31, 1997. The primary factor for the decrease in interest on mortgage backed securities was a $4.2 million decrease in the average outstanding balance of mortgage backed securities to $19.9 million for the six months ended December 31, 1998 from $24.1 million for the six months ended December 31, 1997 as well as a decrease in the average yield earned on mortgage backed securities to 6.67% for the six months ended December 31, 1998 from 6.71% for the six months ended December 31, 1997. Proceeds from repayments of mortgage backed securities were used to partially fund the increased loan demand, discussed above.

For the six months ended December 31, 1998 interest earned on investment securities decreased $10,000 to $612,000 from $622,000 for the six months ended December 31, 1997. The primary factor for the decrease in interest earned on investment securities was a decrease in the average yield earned on investment securities to 5.76% for the six months ended December 31, 1998 from 5.89% for the six months ended December 31, 1997. The decrease in the average yield on the Association's investment securities was the result of lower reinvestment yields on maturing investment securities despite the same original terms to maturity. The average balance of investment securities remained constant at $21.2 million for both the six months ended December 31, 1998 and 1997.

For the six months ended December 31, 1998 interest earned on interest bearing deposits increased $76,000 to $748,000 from $672,000 for the six months ended December 31, 1997. The increase in interest income is primarily attributed to a $4.5 million increase in the average outstanding balance of interest bearing deposits to $28.6 million for the six months ended December 31, 1998 from $24.1 million for the six months ended December 31, 1997. The increase in the average outstanding balance of interest bearing deposits more than offset a decrease in the average yield earned on interest bearing deposits to 5.24% for the six months ended December 31, 1998 from 5.58% in the year earlier period. The decrease in the average yield on interest bearing deposits reflected the decrease in short-term market interest rates that occurred between the two periods. The Company has historically maintained a relatively high level of cash equivalents and other short term investments in an attempt to control interest rate risk.

Interest Expense
Interest expense increased $107,000, or 11.1%, due to a $10.3 million increase in the average balance of interest costing deposits to $103.7 million for the quarter ended December 31, 1998 from $93.4 million in the quarter ended December 31, 1997. The average yield paid on interest costing deposits also increased slightly to 4.11% for the quarter ended December 31, 1998 from 4.10% for the quarter ended December 31, 1997.

For the six months ended December 31, 1998 interest expense increased $195,000 from the prior year period. This increase in interest expense in the current six month period was the result of an $8.6 million increase in the average outstanding balance of interest costing deposits to $102.6 million for the six months ended December 31, 1998 from $94.0 million for the six months ended December 31, 1997 as well as an increase in the average yield paid on interest costing deposits to 4.14% for the six months ended December 31, 1998 from 4.10% for the prior year period. The increase in the average yield paid on interest costing deposits is the result of deposit growth that was primarily concentrated in certificate of deposit accounts, which accounts are generally higher costing than either passbook or transaction deposits.

                            MIDLAND CAPITAL HOLDINGS
                          CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Company made no provisions for loan losses out of income in either period based upon the absence of any specific asset quality problems, the current level of general loan loss reserves and management's assessment of the inherent risk in the loan portfolio. Non-performing loans, net of specific reserves, totaled $261,000 at December 31, 1998 and consisted of $219,000 in three single family residential mortgage loans, $37,000 in one multi-family residential mortgage loan and $5,000 in consumer loans. General loan loss reserves totaled $168,000 or 64.37% of net non-performing loans at December 31, 1998. At December 31, 1998, the Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

Non-Interest Income
Non-interest income remained stable at $275,000 for the quarters ended December 31, 1998 and 1997. During the quarter ended December 31, 1998 loan fees and service charges increased $36,000, which is primarily attributed to increased loan origination activity. Deposit related fees decreased $39,000 in the quarter ended December 31, 1998 to $122,000. During the current quarter, Midland Federal converted its on-line customer account data processing, as well as certain other critical data processing and computer systems, to a new service provider (the "conversion".) The conversion process included system changes in the processing of demand deposit in-clearings which changes took longer to implement than had been anticipated resulting in some lost fee income associated with demand deposit activity. However, any reduction in fee income associated with the implementation of these critical data processing systems was a one time event related to the conversion process.

For the six months ended December 31, 1998 non-interest income increased $67,000 to $622,000 from $555,000 in the year earlier period. The increase in non-interest income in the current six month period is primarily attributed to a $90,000 increase in loan fees and service charges and a $14,000 increase in profit on the sale of loans offset by a $50,000 decrease in deposit related fees, compared with the prior year period.

Non-Interest Expense
Non-interest expense increased $110,000 to $909,000 in the quarter ended December 31, 1998 from $799,000 in the 1997 quarter. The increase in non-interest expense is primarily the result of an $88,000 increase in staffing costs, a $17,000 increase in computer software and support expense and a $10,000 increase in data processing costs. For the six months ended December 31, 1998 non-interest expense increased $241,000 to $1.8 million from $1.6 million in the prior year period. The primary factors for the increase in non-interest expense in the current six month period were a $142,000 increase in staffing costs, a $35,000 increase in data processing costs and a $29,000 increase in computer software and support expenses, compared with the prior year period.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Non-Interest Expense (continued)
For the six months ended December 31, 1998 non-interest expense increased $241,000 to $1.8 million from $1.6 million in the prior year period. The primary factors for the increase in non-interest expense in the current six month period were a $142,000 increase in staffing costs, a $35,000 increase in data processing costs and a $29,000 increase in computer software and support expenses, compared with the prior year period.

The increase in staffing costs in both the three and six month periods ended December 31, 1998 is primarily attributed to an increase in commissions paid to staff loan originators as a result of increased loan origination activity, as discussed above. The increases in computer software and support expense and data processing costs in both the three and six month periods ended December 31, 1998 are the result of costs associated with the conversion of the Company's on-line data processing systems to another service provider, as discussed above.

Income Taxes
Income taxes decreased to $45,000 in the quarter ended December 31, 1998 from $88,000 for the prior year quarter. For the six months ended December 31, 1998 income taxes decreased to $118,000 compared to $181,000 in the prior year period. The decreased income tax provision was due primarily to the decrease in operating income in both periods as compared to the prior year periods.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. In addition, the Association may borrow funds from the FHLB of Chicago. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds,
(ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. The OTS requires members of the FHLB system to maintain minimum levels of liquid assets. OTS regulations currently require the Association to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 1998, the Association's regulatory liquidity ratio was 53.0%. At such date, the Company had commitments to originate $3.3 million in loans, to sell $491,000 in loans, no commitments to purchase loans and no commitments to either purchase or sell securities.

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

At December 31, 1998 the Association had tangible and core capital of $8.1 million, or 6.6% of adjusted total assets, which was approximately $6.3 million and $4.4 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At December 31, 1998 the Association had total capital of $8.3 million (including $8.1 million in core capital) and risk-weighted assets of $41.0 million, or total capital of 20.1% of risk-weighted assets. This amount was $5.0 million above the 8.0% requirement in effect on that date.

                                 MIDLAND CAPITAL
                     HOLDINGS CORPORATION AND SUBSIDIARIES

RECENT DEVELOPMENTS
The Company is currently developing Midland Federal's fourth banking facility in Homer Township, Will County, Illinois, a southwest suburb of Chicago. Midland Federal has entered into a long term retail lease for the Homer Township office premises including a lease of contiguous vacant land for a drive-up facility, parking and/or future expansion. The Homer Township office will offer full-service branch banking and is anticipated to be open for business during the first quarter of calendar 1999.

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

Impact of the Year 2000
All of the Company's data processing functions are performed by the Association or outside vendors. The Association has conducted a comprehensive review of its computer systems to identify applications that could be affected by the Year 2000 issue and has developed an implementation plan to address the issue. The Association is in contact with vendors and providers of critical systems to determine their progress in bringing such systems into Year 2000 compliance. The Association converted its on-line customer account data processing, as well as certain other critical data processing and computer systems, to a new service provider in October 1998, as part of its plan to address Year 2000 issues. The Company estimates that it has spent approximately $225,000 in the current fiscal yera on computer system upgrades related to either the conversion or Year 2000 issues. The Company estimates that future expenditures to address Year 2000 issues will be approximately $25,000 for additional computer system upgrades. Year 2000 testing of the Association's on-line customer account data processing system is in process. Year 2000 testing for the Association's on-line data processing system, as well as other mission critical data processing systems, is anticipated to be completed by March 31, 1999.

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

Item 2.  CHANGES IN SECURITIES
Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On October 21, 1998 the shareholders held their annual meeting to consider and act upon the election of Mr. Jonas Vaznelis and Mr. Paul Zogas to serve as directors for terms of three years and the ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 1999.

Both of the foregoing items were approved by the shareholders at the meeting by the following vote totals based upon 363,975 shares outstanding and entitled to vote at the meeting.

I. Election of Directors - 325,091  shares voted,  as follows:
Jonas Vaznelis:    325,091 votes FOR; -0- votes withheld.
Paul Zogas:        325,091 votes FOR; -0- votes withheld.

II. Ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 1999 - 325,091 shares voted, as follows:

FOR:          325,091
AGAINST:      -0-
ABSTAIN:      -0-


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



                            MIDLAND CAPITAL HOLDINGS CORPORATION
                            Registrant



DATE:  February 12, 1999    BY: /s/ Paul Zogas
                                -------------------------------------
                                Paul Zogas
                                President, Chief Executive Officer
                                and Chief Financial Officer



DATE:  February 12, 1999    BY: /s/ Charles Zogas
                                -------------------------------------
                                Charles Zogas
                                Executive Vice President and
                                Chief Operating Officer