Form 10QSB
period 1999-03-31
MIDLAND CAPITAL HOLDINGS CORP
filed 1999-05-13
CIK 1061234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes (X)   No
    ----     ----

     Transitional Small Business Disclosure Format. Yes     No (X)
                                                       ----    ----

     Indicate the number of shares of each of the Issuer's classes of common stock as of the latest practicable date:

                          Common Stock, par value $.01
                                (Title of Class)

                       As of May 13, 1999, the Issuer had
             363,975 shares of Common Stock issued and outstanding.

                      MIDLAND CAPITAL HOLDINGS CORPORATION


Part  I.  FINANCIAL INFORMATION                                            PAGE

   Item 1.  Financial Statements
            Consolidated Statements of Financial Condition -
            March 31, 1999 (unaudited) and June 30, 1998.................... 1

            Consolidated Statements of Earnings -
            Three months ended March 31, 1999 and 1998 and
            Nine months ended March 31, 1999 and 1998 (unaudited)........... 2

            Consolidated Statements of Changes in Stockholders' Equity -
            Nine months ended March 31, 1999 (unaudited).................... 3

            Consolidated Statements of Cash Flows - Nine months
            ended March 31, 1999 and 1998 (unaudited)....................... 4

            Notes to Consolidated Financial Statements.................... 5-6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... 7-14


Part II.  OTHER INFORMATION.................................................15

                                    MIDLAND
                          CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Part I ~ FINANCIAL INFORMATION

Consolidated Statements of Financial Condition

Assets                                                          March 31,      June 30,
                                                                  1999           1998
                                                            ---------------   ----------
                                                               (Unaudited)
Cash and amounts due from
  depository institutions                                     $  2,842,806     2,656,448
Interest-bearing deposits                                       28,248,633    29,337,747
                                                              ------------    ----------
Total cash and cash equivalents                                 31,091,439    31,994,195
Investment securities, held to maturity (fair value:
  March 31, 1999 - $20,037,500;
  June 30, 1998 - $20,030,469)                                  19,995,153    19,989,055
Investment securities available for sale, at fair value          1,175,000     1,195,938
Mortgage-backed securities, held to maturity (fair value:
  March 31, 1999 - $17,221,839;
  June 30, 1998 - $21,128,839)                                  17,045,549    20,844,623
Loans receivable (net of allowance for loan losses:
  March 31, 1999 - $395,527;
  June 30, 1998 - $393,884)                                     49,131,059    38,513,121
Loans receivable, held for sale                                    306,450       659,450
Real estate owned, net                                             601,372       746,522
Stock in Federal Home Loan Bank of Chicago                         571,800       554,000
Office properties and equipment, net                             1,793,748     1,567,285
Accrued interest receivable                                        608,125       619,464
Prepaid expenses and other assets                                1,329,532       689,727
                                                              ------------   -----------
Total assets                                                  $123,649,227   117,373,380
                                                              ============   ===========


Liabilities and Stockholders' Equity

Liabilities:
Deposits                                                      $113,951,250   107,761,846
Advance payments by borrowers for taxes and insurance              266,493       447,668
Other liabilities                                                  388,244       396,229
                                                               -----------   -----------
Total liabilities                                              114,605,987   108,605,743
                                                               -----------   -----------

Stockholders' equity:
Preferred stock, $.01 par value:
  authorized 1,000,000 shares; none outstanding                      -             -
Common stock, $.01 par value: authorized 5,000,000
  shares; issued and outstanding 363,975 shares
  at March 31, 1999 and June 30, 1998                                3,640         3,640
Additional paid-in capital                                       3,271,315     3,266,315
Retained earnings - substantially restricted                     5,690,635     5,430,065
Accumulated other comprehensive income, net of income taxes        130,806       145,099
Common stock awarded by Bank Incentive Plan                        (53,156)      (77,482)
                                                              ------------   -----------
Total stockholders' equity                                       9,043,240     8,767,637
                                                              ------------   -----------
Total liabilities and stockholders' equity                    $123,649,227   117,373,380
                                                              ============   ===========


See accompanying notes to consolidated financial statements.
                                      -1-

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES


Consolidated Statements of Earnings

                                            Three Months Ended       Nine Months Ended
                                                 March 31,                March 31,
                                             1999        1998         1999        1998
                                           _________   _________    _________   _________

                                                (Unaudited)              (Unaudited)

Interest income:
  Interest on loans ....................   $  895,134      691,050    2,529,907    2,063,906
  Interest on mortgage-backed securities      286,659      384,903      951,890    1,193,458
  Interest on investment securities ....      296,586      312,171      908,512      934,426
  Interest on interest-bearing deposits       329,376      337,061    1,077,348    1,008,909
  Dividends on FHLB stock ..............        8,812        9,050       27,437       28,250
                                            ---------    ---------    ---------    ---------
Total interest income ..................    1,816,567    1,734,235    5,495,094    5,228,949
                                            ---------    ---------    ---------    ---------

Interest expense:
  Interest on deposits .................    1,026,410      939,208    3,150,800    2,868,232
                                            ---------    ---------    ---------    ---------
Total interest expense .................    1,026,410      939,208    3,150,800    2,868,232
                                            ---------    ---------    ---------    ---------

Net interest income ....................      790,157      795,027    2,344,294    2,360,717
                                            ---------    ---------    ---------    ---------

Non-interest income:
  Loan fees and service charges ........       72,888       54,721      258,314      150,364
  Commission income ....................       29,008       16,010       90,394       78,695
  Profit on sale of loans ..............       12,799        3,294       39,290       16,065
  Profit on sale of REO ................            0            0        9,903            0
  Deposit related fees .................      135,510      144,085      399,913      458,441
  Other income .........................       51,580       44,370      125,580      113,455
                                            ---------    ---------    ---------    ---------
Total non-interest income ..............      301,785      262,480      923,394      817,020
                                            ---------    ---------    ---------    ---------

Non-interest expense:
  Staffing costs .......................      492,742      439,381    1,500,836    1,305,653
  Advertising ..........................       17,559       25,428       54,208       66,656
  Occupancy and equipment expenses .....      152,349      124,279      387,334      354,076
  Data processing ......................       47,405       41,039      157,489      115,990
  Federal deposit insurance premiums ...       16,709       15,609       47,524       47,751
  Provision for loss on REO ............            0            0        1,528            0
  Other ................................      191,554      188,656      599,076      533,488
Total non-interest expense .............      918,318      834,392    2,747,995    2,423,614
                                            ---------    ---------    ---------    ---------

Income before income taxes .............      173,624      223,115      519,693      754,123
Income tax provision ...................       59,043       75,869      177,228      256,432
                                            ---------    ---------    ---------    ---------
Net income .............................   $  114,581      147,246      342,465      497,691
                                            =========    =========    =========    =========

Earnings per share (basic) .............   $     0.31         0.41          .94         1.41
                                            =========    =========    =========    =========
Earnings per share (diluted) ...........   $     0.31         0.40          .93         1.40
                                            =========    =========    =========    =========
Dividends declared per common share ....   $    0.075        0.075        0.225        0.225
                                            =========    =========    =========    =========



See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES


Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                               Accumulated     Common
                                       Additional                Other         stock
                            Common     Paid-In     Retained   Comprehensive    awarded
                            Stock      Capital     Earnings      Income        by BIP     Total
                            ------    ----------   --------   -------------   --------  ---------

Balance at June 30, 1998    $3,640    3,266,315    5,430,065     145,099      (77,482)   8,767,637
                             -----    ---------    ---------     -------      --------   ---------

Comprehensive Income:

  Net Income                                       342,465                                 342,465

  Other comprehensive
    income, net of tax:

  Unrealized holding loss
    during the period                                            (14,293)                  (14,293)
                                                   -------      --------                   -------

Total comprehensive income                         342,465       (14,293)                  328,172

  Tax benefit related to
    employee stock plan                  5,000                                               5,000

  Amoritzation of award of
    BIP stock                                                                  24,326       24,326

  Dividends declared on
    common stock ($0.225
    per share)                                     (81,895)                                (81,895)
                           ------    ---------   ---------      --------     --------    ---------
Balance at March 31, 1999  $3,640    3,271,315   5,690,635       130,806      (53,156)   9,043,240
                           ======    =========   =========      ========      =======    =========


                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)                 Nine Months Ended
                                                                       March 31,
                                                                  1999           1998
                                                               -----------    -----------
                                                                                 >

Cash flows from operating activities:
Net income ...............................................   $     342,465          497,691
Adjustments to reconcile net income to net cash from
 operating activities:
  Depreciation ...........................................         127,450          109,117
  Amortization of premiums and discounts on securities ...           4,999           20,622
  Amortization of cost of stock benefit plan .............          24,326           24,326
  Profit on sale of real estate owned ....................          (9,903)               0
  Provision for loss on real estate owned ................           1,528                0
  Proceeds from sale of loans held for sale ..............       4,158,025        1,404,400
  Origination of loans held for sale .....................      (3,805,025)      (1,599,850)
  Profit on sale of loans ................................         (39,290)         (16,065)
  Decrease (increase) in accrued interest receivable .....          11,339           (3,052)
  Increase in accrued interest payable ...................           3,601            2,913
  Decrease in deferred income on loans ...................        (108,567)         (47,329)
  (Increase) decrease in other assets ....................        (586,509)          34,076
  (Decrease) increase in other liabilities ...............         (11,586)          23,850
                                                                 ---------        ---------
Net cash provided by operating activities ................         112,853          450,699
                                                                 ---------        ---------

Cash flows from investing activities:
  Purchase of mortgage backed securities, held to maturity      (1,101,593)      (4,610,445)
  Proceeds from repayments of mortgage backed securities,
    held to maturity .....................................       4,888,227        4,169,984
  Purchase of investment securities, held to maturity ....      (7,499,375)      (7,489,050)
  Proceeds from maturities of investment securities,
    held to maturity .....................................       7,500,000        7,500,000
  Purchase of Federal Home Loan Bank stock ...............         (17,800)               0
  Loan disbursements .....................................     (19,455,588)      (7,773,613)
  Loan repayments ........................................       8,944,574        6,237,916
  Proceeds from sale of real estate owned ................         153,525                0
  Property and equipment expenditures ....................        (353,913)         (94,807)
                                                                 ---------        ---------
Net cash provided for investing activities ...............      (6,941,943)      (2,060,015)
                                                                 ---------        ---------

Cash flows from financing activities:
  Proceeds from exercise of stock options ................               0          189,750
  Deposit receipts .......................................     284,720,430      262,733,930
  Deposit withdrawals ....................................    (281,504,909)    (266,404,533)
  Interest credited to deposit accounts ..................       2,973,883        2,711,434
  Payment of dividends ...................................         (81,895)         (79,307)
  Decrease in advance payments by borrowers
    for taxes and insurance ..............................        (181,175)        (168,337)
                                                                 ---------        ---------
Net cash provided for financing activities ...............       5,926,334       (1,017,063)
                                                                 ---------        ---------

Decrease in cash and cash equivalents ....................        (902,756)      (2,626,379)
Cash and cash equivalents at beginning of period .........      31,994,195       30,902,575
                                                                ----------       ----------
Cash and cash equivalents at end of period ...............   $  31,091,439       28,276,196
                                                                ==========       ==========

Cash paid during period for interest .....................   $   3,147,199        2,865,319
Cash paid during period for income taxes .................         120,260          164,000
Non-cash investing activities:
  Transfer of loans to real estate owned .................   $           0           58,022
                                                                ==========       ==========

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited consolidated financial
statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

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

Note E - Earnings Per Share

Earnings per share for the three month and nine month periods ended March 31, 1999 and 1998 were determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Burbank and Justice which it serves through its main office in Bridgeview and two branch banking offices in southwest Chicago. In April 1999, the Association opened a full-service branch banking facility located in Homer Township, Illinois, a southwest suburb of Chicago. The primary market area of the Association's Homer Township facility are the communities of Lockport, Lemont and Orland Park. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 1999 Midland Federal had tangible and core capital of $8.2 million, which capital levels exceeded all of its fully phased-in regulatory capital requirements.

FINANCIAL CONDITION

During the nine months ended March 31, 1999, total assets of the Company increased by $6.2 million to $123.6 million from $117.4 million at June 30, 1998. Net loans receivable and loans available for sale increased $10.3 million to $49.4 million at March 31, 1999 as loan disbursements of $23.3 million more than offset loan repayments of $8.9 million and loan sales of $4.2 million. The $10.3 million increase in net loans receivable was primarily funded by a $6.2 million increase in deposits to $114.0 million at March 31, 1999. Mortgage backed securities declined by $3.8 million due to repayments in the amount of $4.9 million, which exceeded purchases of mortgage-backed securities in the amount of $1.1 million during the nine months ended March 31, 1999. The balance of investment securities remained stable at $21.2 million at March 31, 1999. The weighted average remaining maturity of the Company's investment securities portfolio at March 31, 1999 was 1.8 years.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION (continued)

As discussed above, deposits for the nine months ended March 31, 1999 increased by $6.2 million as deposit activity of $284.7 million and interest credited to deposits in the amount of $3.0 million exceeded withdrawal activity of $281.5 million. The net increase in savings deposits is attributed to a $2.5 million increase in certificate of deposit accounts, a $2.3 million increase in transaction deposits including money market accounts and a $1.4 million increase in passbook accounts. The net increase in savings deposits is attributed to more aggressive pricing and promotion of certificate of deposit rates.

Stockholders' equity for the nine months ended March 31, 1999 increased $276,000 to $9.0 million. The increase in stockholders' equity was primarily the result of earnings in the amount of $342,000 and a $24,000 reduction in the unamortized cost of the Association's Bank Incentive Plan, offset by a $14,000 market adjustment from securities available for sale, net of income taxes, and dividends paid on common stock in the amount of $82,000.

RESULTS OF OPERATIONS

The Company had net income of $115,000 for the quarter ended March 31, 1999 compared to net income of $147,000 for the quarter ended March 31, 1998. The decline in net income in the current quarter is the result of a $5,000 decrease in net interest income and an $84,000 increase in non-interest expense offset by a $40,000 increase in non-interest income and a $17,000 decrease in income taxes. Net interest income decreased $5,000 to $790,000 in the quarter ended March 31, 1999 from $795,000 during the prior year quarter as decreases in both net interest margin and interest rate spread offset increases in the average balance of interest earning assets. For the quarter ended March 31, 1999 the Company's net interest margin and interest rate spread both decreased to 2.72% and 2.65%, respectively, from 3.07% and 2.99%, respectively, for the quarter ended March 31, 1998. The average balance of interest earning assets increased $12.5 million to $116.1 million for the quarter ended March 31, 1999 from $103.6 million in the prior year quarter. The ratio of average interest earning assets to average interest bearing liabilities also increased to 110.65% in the quarter ended March 31, 1999 from 110.50% in the prior year quarter.

For the nine months ended March 31, 1999 the Company had net income of $342,000 compared to net income of $498,000 for the nine months ended March 31, 1998. The decline in net income in the current nine month period is the result of a $16,000 decrease in net interest income and a $324,000 increase in non-interest expense offset by a $106,000 increase in non-interest income and a $79,000 decrease in income taxes. The decrease in net interest income in the current nine month period is attributed to decreases in both net interest margin and interest rate spread. Net interest margin and interest rate spread decreased to 2.73% and 2.64%, respectively from 3.04% and 2.97%, respectively, in the prior year period. The declines in both net interest margin and interest rate spread offset an $11.1 million increase in the average balance of interest earning assets to $114.5 million for the nine months ended March 31, 1999. The ratio of average interest earning assets to average interest bearing liabilities also increased to 110.65% from 110.12% in the prior year period.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Interest Income

Interest income increased $82,000, or 4.7%, for the quarter ended March 31, 1999 from the comparable prior year quarter. An increase in the average balance of interest earning assets to $116.1 million for the quarter ended March 31, 1999 from $103.6 million for the quarter ended March 31, 1998 was partially offset by a decrease in the average yield earned on interest earning assets to 6.26% for the quarter ended March 31, 1999 compared to 6.70% for the quarter ended March 31, 1998.

For the nine months ended March 31, 1999 interest income increased $266,000 or 5.1% from the comparable prior year period as the result of an $11.1 million increase in the average outstanding balance of interest earning assets to $114.5 million from the prior year period. The increase in the average outstanding balance of interest earning assets was offset by a decrease in the average yield earned on interest earning assets to 6.40% from 6.74% in the prior year period.

Interest on loans receivable increased $204,000, or 29.5%, as a result of an increase in the average outstanding balance of net loans receivable to $48.6 million for the quarter ended March 31, 1999 from $34.1 million for the quarter ended March 31, 1998. The increase in the average outstanding balance of net loans receivable offset a decrease in the average yield earned on loans receivable to 7.37% for the quarter ended March 31, 1999 from 8.10% for the quarter ended March 31, 1998. The decline in average yield is primarily due to increased refinance activity on loans due to the continued decline in interest rates.

Interest on mortgage backed securities decreased $98,000, or 25.5%, as a result of a $5.1 million reduction in the average balance of mortgage backed securities outstanding to $17.6 million for the quarter ended March 31, 1999 from $22.7 million for the quarter ended March 31, 1998. The average yield earned on mortgage backed securities also decreased to 6.51% for the quarter ended March 31, 1999 from 6.78% for the quarter ended March 31, 1998.

Interest earned on investment securities decreased $16,000, or 5.0%, due to a decrease in the average yield on investment securities to 5.60% for the quarter ended March 31, 1999 from 5.90% for the quarter ended March 31, 1998. The average balance of investment securities remained stable at $21.2 million for the quarter ended March 31, 1999 as compared with the prior year quarter.

Interest earned on interest bearing deposits decreased $8,000, or 2.3%, as a result of a decrease in the average yield earned on interest bearing deposits to 4.69% for the quarter ended March 31, 1999 from 5.39% for the quarter ended March 31, 1998. The decrease in the average yield earned on interest bearing deposits was partially offset by an increase in the average outstanding balance of interest bearing deposits to $28.4 million for the quarter ended March 31, 1999 compared to $25.0 million for the quarter ended March 31, 1998.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Interest Income (continued)

For the nine months ended March 31, 1999 interest on loans receivable increased $466,000 from the comparable prior year period. The increase in interest on loans receivable was due to an $11.4 million increase in the average outstanding balance of loans receivable to $45.1 million from $33.7 million for the nine months ended March 31, 1998. The $11.4 million increase in the average outstanding balance of loans receivable offset a decrease in the average yield earned on loans receivable to 7.48% for the nine months ended March 31, 1999 from 8.16% for the prior year period. The growth in the Company's loan portfolio is attributed to aggressive pricing and direct marketing of the Company's loan products.

For the nine months ended March 31, 1999 interest earned on mortgage backed securities decreased $242,000 to $952,000 from $1.2 million for the nine months ended March 31, 1998. The primary factor for the decrease in interest on mortgage backed securities was a $4.4 million decrease in the average outstanding balance of mortgage backed securities as well as a decline in the average yield earned on mortgage backed securities. During the nine months ended March 31, 1999 the average outstanding balance of mortgage backed securities declined to $19.2 million from $23.6 million for the nine months ended March 31, 1998. The average yield earned on mortgage backed securities also declined to 6.62% for the nine months ended March 31, 1999 from 6.73% for the nine months ended March 31, 1998. Proceeds from repayments of mortgage backed securities were used to partially fund the increased loan demand, discussed above.

For the nine months ended March 31, 1999 interest earned on investment securities decreased $26,000 to $908,000 from $934,000 for the nine months ended March 31, 1998. The primary factor for the decrease in interest earned on investment securities was a decrease in the average yield earned on investment securities to 5.71% for the nine months ended March 31, 1999 from 5.90% for the nine months ended March 31, 1998. The decrease in the average yield on the Association's investment securities was the result of lower reinvestment yields on maturing investment securities despite the same original terms to maturity. The average balance of investment securities remained constant at $21.2 million for both the nine months ended March 31, 1999 and 1998.

For the nine months ended March 31, 1999 interest earned on interest bearing deposits increased $68,000 to $1.1 million from $1.0 million for the nine months ended March 31, 1998. The increase in interest income is primarily attributed to a $4.0 million increase in the average outstanding balance of interest bearing deposits to $28.4 million for the nine months ended March 31, 1999 from $24.4 million for the nine months ended March 31, 1998. The increase in the average outstanding balance of interest bearing deposits more than offset a decrease in the average yield earned on interest bearing deposits to 5.05% for the nine months ended March 31, 1999 from 5.52% in the year earlier period. The decrease in the average yield on interest bearing deposits reflected the decrease in short-term market interest rates that occurred between the two periods. The Company has historically maintained a relatively high level of cash equivalents and other short-term investments in an attempt to control interest rate risk.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Interest Expense

Interest expense increased $87,000, or 9.3%, due to a $11.1 million increase in the average balance of interest costing deposits to $104.9 million for the quarter ended March 31, 1999 from $93.8 million in the quarter ended March 31, 1998. The increase in the average balance of interest costing deposits more than offset a decrease in the average yield paid on interest costing deposits to 3.91% for the quarter ended March 31, 1999 from 4.01% for the quarter ended March 31, 1998.

For the nine months ended March 31, 1999 interest expense increased $283,000 from the prior year period. The increase in interest expense in the current nine month period was the result of a $9.4 million increase in the average outstanding balance of interest costing deposits to $103.4 million during the nine months ended March 31, 1999 from $93.9 million in the nine months ended March 31, 1998. The average yield paid on interest costing deposits remained stable at 4.07% for both the nine month periods ended March 31, 1999 and March 31, 1998, respectively.

Provisions for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Company made no provisions for loan losses out of income in either period based upon the absence of any specific asset quality problems, the current level of general loan loss reserves and management's assessment of the inherent risk in the loan portfolio. Non-performing loans, net of specific reserves, totaled $295,000 at March 31, 1999 and consisted of $242,000 in four single family residential mortgage loans, $38,000 in one multi-family residential mortgage loan and $15,000 in consumer loans. General loan loss reserves totaled $165,000 or 56.13% of net non-performing loans at March 31, 1999. At March 31, 1999, the Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

Non-Interest Income

Non-interest income increased $40,000 to $302,000 in the quarter ended March 31, 1999 compared with $262,000 in the year earlier period. The increase in non-interest income in the current quarter was primarily the result of an $18,000 increase in loan fees and service charges, a $13,000 increase in commission income and a $10,000 increase in profit on the sale of loans compared with the prior year period. The increase in loan fees and service charges in the quarter ended March 31, 1999 is primarily attributed to increased loan origination activity. The increases in non-interest income were offset by a $9,000 reduction in deposit related fees in the quarter ended March 31, 1999 compared with the prior year period.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Non-Interest Income (continued)

For the nine months ended March 31, 1999, non-interest income increased $106,000 to $923,000 from $817,000 in the prior year period. The increase in non-interest income in the current nine month period is primarily attributed to a $108,000 increase in loan fees and service charges, a $23,000 increase in profit on the sale of loans and a $12,000 increase in commission income, offset by a $59,000 decrease in deposit related fees. The decrease in deposit related fees during the current nine month period is primarily attributed to the implementation of system changes in the processing of demand deposit in-clearings related to the conversion of the Association's customer account data processing systems to a new service provider in October 1998. These critical data processing system changes took longer to implement than had been anticipated resulting in some lost fee income associated with demand deposit activity. The reduction in fee income associated with these changes is believed to be an isolated event that is not anticipated to reoccur.

Non-Interest Expense

Non-interest expense increased $84,000 to $918,000 in the quarter ended March 31, 1999 compared to $834,000 in the prior year quarter. The increase in non-interest expense in the current quarter is primarily the result of a $53,000 increase in staffing costs, a $28,000 increase in occupancy and equipment expense, an $8,000 increase in computer software and support expense and a $6,000 increase in data processing costs. These increases in non-interest expense in the current quarter were offset by reductions in advertising expense and real estate owned expense in the amounts of $8,000 and $6,000, respectively, compared with the prior year period.

For the nine months ended March 31, 1999 non-interest expense increased $324,000 to $2.7 million from $2.4 million in the prior year period. The primary factors for the increase in non-interest expense in the current nine month period were a $195,000 increase in staffing costs, a $41,000 increase in data processing fees, a $37,000 increase in computer software and support expense and a $33,000 increase in occupancy and equipment expense. Advertising expense declined by $12,000 in the current nine month period compared with the prior year period.

The increase in staffing costs in both the three and nine month periods ended March 31, 1999 is primarily attributed to an increase in commissions paid to staff loan originators as a result of increased loan origination activity, as discussed above. The increases in computer software and support expense and data processing costs in both the three and nine month periods ended March 31, 1999 are the result of costs associated with the conversion of the Company's on-line data processing systems to another service provider, as discussed above.

Income Taxes

Income taxes decreased to $59,000 in the quarter ended March 31, 1999 from $76,000 for the prior year quarter. For the nine months ended March 31, 1999 income taxes decreased to $177,000 compared to $256,000 in the prior year period. The decreased income tax provision was due primarily to the decrease in operating income in both periods as compared to the prior year periods.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. In addition, the Association may borrow funds from the FHLB of Chicago. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds,
(ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. The OTS requires members of the FHLB system to maintain minimum levels of liquid assets. OTS regulations currently require the Association to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1999, the Association's regulatory liquidity ratio was 49.8%. At such date, the Company had commitments to originate $1.2 million in loans, to sell $306,000 in loans, no commitments to purchase loans and no commitments to either purchase or sell securities.

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

At March 31, 1999 the Association had tangible and core capital of $8.2 million, or 6.7% of adjusted total assets, which was approximately $6.3 million and $4.5 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At March 31, 1999 the Association had total capital of $8.3 million (including $8.2 million in core capital) and risk-weighted assets of $41.0 million, or total capital of 20.3% of risk-weighted assets. This amount was $5.1 million above the 8.0% requirement in effect on that date.

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

RECENT DEVELOPMENTS

In April 1999 the Company opened a full service branch banking facility in Homer Township, Will County, Illinois, a southwest suburb of Chicago. Midland Federal has entered into a long term retail lease for the Homer Township office premises including a lease of contiguous land for a drive-up facility, parking and/or future expansion.

IMPACT OF THE YEAR 2000

The Company's data processing functions are performed by the Association or outside vendors. The Association has conducted a comprehensive review of its computer systems to identify applications that could be affected by the Year 2000 issue and has developed an implementation plan to address the issue. The Association is in contact with vendors and providers of critical systems to determine their progress in bringing such systems into Year 2000 compliance. The Association converted its on-line customer account data processing, as well as certain other critical data processing and computer systems, to a new service provider in October 1998, as part of its plan to address Year 2000 issues. The Company estimates that it has spent approximately $250,000 in the current fiscal year on computer system upgrades related to either the conversion or Year 2000 issues. The Company estimates that future expenditures to address Year 2000 issues will be approximately $20,000 for additional computer system upgrades. Year 2000 testing of the Association's on-line customer account data processing system was completed by March 31, 1999. Completion of Year 2000 testing of the Association's other mission critical data processing systems is anticipated by June 30, 1999. The Company is currently developing a Year 2000 Contingency Plan, which Plan is anticipated to be in place by June 30, 1999.

                      MIDLAND CAPITAL HOLDINGS CORPORATION

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

From time to time, the Association is a party to legal proceedings wherein it enforces its security interest or is a defendant to certain lawsuits arising out of the ordinary course of its business. Neither the Company nor the Association believes that it is a party to any legal proceedings, which if adversely determined, would have a material adverse effect on its financial condition at this time.

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



                            MIDLAND CAPITAL HOLDINGS CORPORATION
                            Registrant



DATE:  May 13, 1999         BY: /s/ Paul Zogas
                                -------------------------------------
                                Paul Zogas
                                President, Chief Executive Officer
                                and Chief Financial Officer



DATE:  May 13, 1999         BY: /s/ Charles Zogas
                                -------------------------------------
                                Charles Zogas
                                Executive Vice President and
                                Chief Operating Officer

                      MIDLAND CAPITAL HOLDINGS CORPORATION

EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE


                                                   Three months ended   Nine months ended
                                                     March 31, 1999       March 31, 1999
                                                  -------------------  ------------------

Net Income                                              $114,581              $342,465
                                                        ========              ========


Weighted average common shares outstanding
  for basic computation                                  363,975               363,975

                                                        ========              ========

Basic earnings per share                                $   0.31              $    .94
                                                        ========              ========



Weighted average common shares outstanding
  for basic computation                                  363,975               363,975

Common stock equivalents due to dilutive effect of
  stock options                                            4,406                 4,730
                                                        --------              ---------

Weighted average common shares and equivalents
  Outstanding for diluted computation                    368,381               368,705
                                                        ========              ========


Diluted earnings per share                              $   0.31               $   .93
                                                        ========              ========