Form 10KSB
period 1999-06-30
MIDLAND CAPITAL HOLDINGS CORP
filed 1999-09-28
CIK 1061234

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20552


                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM           TO
                                        ----------   -----------

                              COMMISSION FILE NUMBER 1-14343

                     MIDLAND CAPITAL HOLDINGS CORPORATION
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         DELAWARE                                              36-4238089
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

 8929 SOUTH HARLEM AVENUE
   BRIDGEVIEW, ILLINOIS                                           60455
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

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES X NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer had $365,000 in net income for the fiscal year ended June 30, 1999.

     As of June 30, 1999, there were issued and outstanding 363,975 shares of the Issuer's Common Stock. The Issuer's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer's voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.

                         DOCUMENTS INCORPORATED BY REFERENCE

      PARTS II and IV of Form 10-KSB - Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999.

     PART III of Form 10-KSB - Proxy Statement for the 1999 Annual Meeting of Stockholders.
================================================================================

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS

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

     The Association's primary market area consists of southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Burbank, Chicago Ridge, Lockport, Orland Park and Lemont which it serves through its main office in Bridgeview and three branch offices in southwest Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 1999, Midland Federal had $130.2 million of assets, deposits of $120.2 million and stockholders equity of $9.0 million.

     The main offices of the Company and the Association are located at 8929 South Harlem Avenue, Bridgeview, Illinois 60455 and their telephone number at that address is (708) 598-9400.

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

     The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

YEAR 2000 ISSUE

      GENERAL. The year 2000 ("Y2K") issue confronting the Company and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

     Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council has issued several interagency statements on Y2K project management awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to the data exchange and the potential impact of the Y2K issue on their customers, suppliers, and borrowers. These statements also require each federally regulated institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Association, to assure resolution of any Y2K problems. The federal banking agencies have assessed that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

     RISKS. Like most financial service providers, the Company and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Company's direct control, and third parties with whom the Company electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations, which rely on date field information such as interest, payment on due dates, and all operating functions, could generate results which are significantly misstated, and the Company could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Company's operations and, in turn, its financial condition and results of operations.

     STATE OF READINESS. In September 1998, the Company formulated its plan to address the Y2K issue. Since that time, the Company has taken the following steps:

     *    Established management advisory and review responsibilities;
     *    Completed  a  company-wide   inventory  of  applications   and  system
          software;
     *    Completed a computer network, hardware, and software upgrade;
     *    Completed in-house testing of all mission critical systems;

     *    Obtained data processor vendor compliance certification;
     *    Completed data processor vendor testing;
     * Began awareness and educational activities for employees through existing internal communication channels; and
     * Developed a process to respond to customer inquiries as well as help educate customers on the Y2K issue.

      The following paragraphs summarize the phases of the Company's Y2K plan:

     AWARENESS PHASE. The Company formally established a Y2K plan, and a project team was assembled for management of the Y2K project. The project team created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. The Company's Y2K project team has been assigned the task of ensuring that all systems across the Company are identified, analyzed for Y2K compliance, corrected if necessary, tested, and have the changes into service. The Y2K project team members represent all functional areas of the Company, including branches, data processing, loan administration, accounting, item processing and operations, compliance, internal audit, human resources, and marketing. The Chief Operating Officer heads the team. The Company's Board of Directors oversees the Y2K plan and provides guidance and resources to, and receives updates from, the Y2K team. This phase is substantially complete.

     ASSESSMENT PHASE. The Company's strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was conducted to quantify the extent of the Company's Y2K exposure. A corporate inventory (which is periodically updated as new technology is acquired and as systems progress through subsequent phases) was developed to identify and monitor Y2K readiness for information systems (hardware, software, vendors, and utilities) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impacts and available alternatives. Mission critical systems supplied by vendors were researched to determine Y2K readiness. If Y2K ready versions were not available, the Company began identifying functional replacements which were either upgradable or Y2K ready, and a plan was developed to repair, upgrade or replace all mission critical systems. This phase is substantially complete.

     RENOVATION PHASE. The Company has verified that Y2K upgrades were available for all vendor supplied mission critical systems. All these Y2K ready versions have been delivered and placed into production and each upgraded version has entered the validation process.

     IMPLEMENTATION PHASE. Y2K ready modified or upgraded versions have been installed and placed into production with respect to all mission critical systems. In October 1998, in order to prepare the Company's mission critical data processing systems for the Y2K century date change, the Company converted its on-line customer account data processing systems to a new national data service provider. At that time the Company also installed new, Year 2000 compliant, computer hardware at each of its offices. In October 1998, the Company's data center also replaced its existing mainframe computers with new Year 2000 compliant, computer mainframes in order to prepare for the Y2K century date change. The Company's data center has also completed necessary renovations to their system software and has tested their computer hardware, software and data communication systems for Year 2000 compliance. These tests were successfully completed and the Company's data center has certified that all of its data processing systems are Y2K ready. The Company has also successfully completed its own testing of all of its mission critical data processing, communication and computer systems, which testing has demonstrated that these systems are ready to operate with accuracy beyond the year 2000. These systems include all of the computer and information systems that maintain information about the Company's customers, their accounts, balances and transactions. The Company does not anticipate problems resulting from its tested systems.

     VALIDATION PHASE. The validation phase is designed to test the ability of hardware and software to accurately process date-sensitive data. The Company has substantially completed the validation testing of each mission critical system. During the validation testing process, no significant Y2K problems were identified relating to any modified or upgraded mission critical systems.

     COMPANY RESOURCES INVESTED. Since the commencement of the Y2K project in September 1998 the Company incurred approximately $105,000 in costs associated with required system changes, which costs were expensed as they were incurred. As part of its Y2K plan, the Company also made additional capital expenditures for computer and related equipment in the approximate amount of $225,000 in order to convert its existing on-line data processing systems to a new data services provider which costs are being amortized over the useful life of the equipment purchased. The Company does not expect significant increases in future data processing costs related to Y2K compliance.

     CONTINGENCY PLANS. During the assessment phase, the Company began developing back-up or contingency plans for each of its mission critical systems. Virtually all of the Company's mission critical systems are dependent upon third party vendors or service providers. For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until system problems can be corrected.

LENDING ACTIVITIES

     GENERAL. The principal lending activity of the Association has been the origination for its portfolio of conventional first mortgage real estate loans secured by owner occupied one- to four-family residential property. The
Association also originates consumer, multi-family and non-residential real estate loans.

     Loan originations come primarily from walk-in customers, continued business from customers and referrals from local real estate brokers through contact with the Association's staff of loan originators. The Association's loan originators earn a base salary plus commission based upon first mortgage loan sales generated by the originator. All completed loan applications are reviewed by the Association's salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If multi-family or commercial real estate is involved, information is also obtained concerning cash flow after debt service. The quality of loan applications are analyzed based on the Association's credit underwriting guidelines as well as the guidelines issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), depending on the type of loan involved. The Association has established correspondent lending relationships with other lenders in order to take applications which either do not conform to the Association's underwriting guidelines or are mortgage loan products that are not offered by the Association, such as FHA and VA insured mortgage loans. In consideration of a loan broker fee paid by the lender to the Association, the Association processes the loan application and forwards a completed loan application package to the lender, who underwrites and originates the loan.

     All real estate loans are appraised by independent fee appraisers approved by the Board of Directors. The Association obtains audited financial statements, and current unaudited financial statements where appropriate, as well as annual financial statements for borrowers with loans secured by commercial real estate.

     Real estate loans are generally approved by the Loan Committee or are approved by the Chief Lending Officer or the President in amounts up to $200,000, and then ratified by the Loan Committee. Loans for amounts between $200,000 and $350,000 must be approved by the Loan Committee, and loans for amounts over $350,000 must be approved by the Board of Directors. The Chief Lending Officer has approval authority for all consumer loans.

     The Association generally requires, in connection with the origination of real estate loans, fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect the Association's interest. The cost of this insurance coverage is paid by the borrower. The Association also requires title insurance coverage on all real estate loans except for second mortgage loans in amounts less than $25,000 for which loans the Association only requires that good and marketable title be verified by an independent title search. The cost of title insurance coverage is paid for by the borrower, except in the case of second mortgage loans for which the Association may, from time to time, absorb such costs for promotional purposes.

     The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, and the aggregate amount that the Association could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of Savings Associations."

     At June 30, 1999, the Association had two borrowers with an outstanding loan balances in excess of $500,000. One loan totaled $1.1 million, and was secured by a 43 unit multi-family residential property in the Association's market area. This loan was made prior to the imposition of the regulatory limits described above, and is grandfathered. The other loan totaled $532,000 and was secured by a single family residence. Both loans are current and performing in accordance with their terms at June 30, 1999. See "-- Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

     LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of the Association's loan and mortgage-backed securities portfolios in dollar amounts and in percentages as of the dates indicated.

                                                            June 30,
                                       -----------------------------------------------------

                                             1999            1998              1997
                                       -----------------------------------------------------

                                        Amount Percent Amount   Percent  Amount   Percent
                                       -----------------------------------------------------
                                                             (Dollars in Thousands)
REAL ESTATE LOANS
 One- to four-family................... $46,032  92.28% $35,030   87.82% $29,018    84.26%
 Multi-family..........................   1,713   3.43    1,790    4.49    2,201     6.39
 Non-residential.......................     223   0.45      244     .61      264     0.77
 Construction..........................     ---    ---      450    1.13      300     0.87
                                        -------  -----  -------   -----  -------    -----
    Total mortgage loans...............  47,968  96.16   37,514   94.05   31,783    92.29
                                        -------  -----  -------   -----  -------    -----
 OTHER LOANS
 Consumer Loans:
  Deposit accounts.....................     274   0.55      464    1.16      425     1.23
  Student..............................   1,167   2.34    1,316    3.30    1,542     4.48
  Automobile...........................     274   0.55      372     .93      456     1.33
  Mobile home..........................       2    ---       10     .03       21      .06
  Other................................     141   0.28      139     .35      138      .40
                                        -------  -----  -------   -----  -------    -----

     Total consumer loans..............   1,858   3.72    2,301    5.77    2,582     7.50
                                        -------  -----  -------   -----  -------    -----

  Commercial business loans............      58   0.12       71     .18       74      .21
                                        -------  -----  -------   -----  -------    -----

     Total loans receivable............  49,884 100.00   39,886  100.00   34,439   100.00%
                                        ------- ======  -------  ======  -------   ======

LESS
 Loans in process......................       4              41              137
 Deferred yield adjustments............     (95)             17               97
 Allowance for uncollected interest....     260             262              262
 Allowance for loan losses.............     366             394              551
                                        -------         -------          -------
     Loans receivable, net............. $49,349         $39,172          $33,392
                                        =======         =======          =======

Mortgage-backed securities:
  FHLMC................................ $10,245  64.53% $14,256   68.49% $14,234    65.03%
  FNMA.................................   5,318  33.49    6,147   29.53    7,097    32.43
  GNMA.................................     295   1.86      389    1.87      520     2.38
  Collateralized mortgage obligation...      19   0.12       24     .11       36      .16
                                        -------  -----  -------   -----  -------    -----
     Total mortgage-backed securities..  15,877 100.00%  20,816  100.00%  21,887   100.00%
                                                ======           ======            ======
  Net premiums.........................       5              29               49
                                        -------         -------          -------
  Net mortgage-backed securities....... $15,882         $20,845          $21,936
                                        =======         =======          =======

                                            8

     The following table shows the composition of the Association's loan portfolio by fixed and adjustable-rate at the dates indicated.

                                                                            June 30,
                                                       ---------------------------------------------------

                                                             1999              1998            1997
                                                       ---------------------------------------------------

                                                        Amount  Percent  Amount  Percent  Amount Percent
                                                       ---------------------------------------------------
                                                                     (Dollars in Thousands)
FIXED-RATE LOANS
Real Estate:
  One- to four-family.................................   $42,988  86.18% $32,057   80.37% $24,517  71.19%
  Multi-family........................................       178   0.36      179     .45      181    .53
                                                         ------- ------  -------  ------  ------- ------
      Total real estate loans.........................    43,166  86.54   32,236   80.82   24,698  71.72
                                                         ------- ------  -------  ------  ------- ------
  Consumer............................................         2    ---       10     .03       21    .06
                                                         ------- ------  -------  ------  ------- ------
     Total fixed-rate loans...........................    43,168  86.54   32,246   80.85   24,719  71.78
                                                         ------- ------  -------  ------  ------- ------
ADJUSTABLE-RATE LOANS
Real estate:
  One- to four-family.................................     3,044   6.10    2,973    7.45    4,501  13.07
  Multi-family........................................     1,535   3.07    1,611    4.04    2,020   5.86
  Non-residential.....................................       223   0.45      244     .61      264    .77
  Construction........................................       ---    ---      450    1.13      300    .87
                                                         ------- ------  -------  ------  ------- ------
     Total real estate loans..........................     4,802   9.62    5,278   13.23    7,085  20.57
                                                         ------- ------  -------  ------  ------- ------
  Consumer............................................     1,856   3.72    2,291    5.74    2,561   7.44
  Commercial business.................................        58   0.12       71     .18       74    .21
                                                         ------- ------  -------  ------  ------- ------
     Total adjustable-rate loans......................     6,716  13.46    7,640   19.48    9,720  28.22
                                                         ------- ------  -------  ------  ------- ------
     Total loans, net.................................    49,884 100.00%  39,886  100.00%  34,439 100.00%
                                                                 ======           ======          ======
LESS:
  Loans in process....................................         4              41              137
  Deferred yield adjustments..........................       (95)             17               97
  Allowance for uncollected interest..................       260             262              262
  Allowance for loan losses...........................       366             394              551
                                                         -------         -------          -------
     Loans receivable, net............................   $49,349         $39,172          $33,392
                                                         =======         =======          =======

      The following schedule illustrates the interest rate sensitivity of the Association's loan portfolio at June 30, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses or interest rate adjustments.

                                          Real Estate
                   ------------------------------------------------------------------------------
                                             Multi-Family        Construction                       Commercial
                      One-to Four-Family    and Commercial        or Development   Consumer          Business           Total
                   ---------------------   ----------------    -----------------  ----------      -------------   ------------------
                              Weighted                Weighted           Weighted         Weighted       Weighted           Weighted
                              Average                 Average            Average          Average        Average             Average
                   Amount       Rate       Amount       Rate   Amount     Rate     Amount  Rate    Amount  Rate   Amount     Rate
                   -------------------     ------------------- ------------------  --------------- -------------- ------------------
Due During Years
ENDING JUNE 30,

2000(1)........$   300         8.97%      $645         10.07%    ---      ---%      $488   9.08%   $58      ---%  $1,492     9.13%
2001...........     58         8.44        178          9.75     ---      ---        204   7.85    ---      ---      440     8.70
2002...........    212         8.68        ---           ---     ---      ---        228   7.71    ---      ---      440     8.18
2003 to 2004...  1,572         7.88         26         10.00     ---      ---        277   8.01    ---      ---    1,875     7.93
2005 to 2008...  3,172         7.95      1,086          7.78     ---      ---        523   8.20    ---      ---    4,782     7.94
2009 to 2023... 17,697         7.23        ---           ---     ---      ---        138   8.24    ---      ---   17,836     7.24
2024 and
 following..... 23,020         7.18        ---           ---     ---      ---        ---    ---    ---      ---   23,020     7.18

               $46,032                  $1,936                  $---              $1,858           $58           $49,884     7.38%

-----------------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.


     The total amount of loans due after June 30, 2000 which have predetermined interest rates is approximately $44.05 million while the total amount of loans due after such date which have floating or adjustable interest rates is approximately $4.34 million.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

      The Association's primary lending activity has been the origination and purchase of permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 1999, $46.0 million or 92.3%, of the Association's gross loan portfolio consisted of permanent loans on one- to four-family residences. Most of these loans were secured by properties located in the State of Illinois, with a substantial majority located in the Association's primary market area. At June 30, 1999, approximately $719,000 was secured by one-to four-family residential properties located in Florida.

      Historically, Midland Federal originated for retention in its own portfolio 30-year fixed-rate loans secured by one- to four-family residential real estate. Beginning in the early 1980s, in order to reduce its exposure to changes in interest rates, Midland Federal began to originate adjustable-rate mortgages ("ARMs"), subject to market conditions and consumer preference. However, as a result of continued consumer demand, Midland Federal has continued to originate for retention in its portfolio fixed-rate residential loans in amounts and at rates which are monitored for compliance with the Association's asset/liability management policy. From time to time, the Association will make owner-occupied one- to four-family construction loans for a six-month interest only term, which the Association will convert to a permanent mortgage for a fee generally of one point. The Association requires the interest on such loans during the construction term to be paid or placed in escrow when the loan is funded.

     The Association's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all the ARMs originated by Midland Federal are subject to adjustment at one-year intervals. The Association's ARM products generally carry interest rates which are reset to a stated margin over the one-year U.S. Treasury Rate. Adjustments in the interest rate of the Association's ARMs are generally limited to 2% at any adjustment date and 6% over the life of the loan. At June 30, 1999, the total balance of one- to four-family ARMs was $3.0 million, or 6.1% of the Association's gross loan portfolio.

      The Association also originates home equity lines of credit which were funded in the amount of $644,000 at June 30, 1999, and home equity loans, which were $1.9 million at June 30, 1999. Unfunded commitments on home equity lines of credit totaled $475,000 at June 30, 1999. The Association's home equity lines of credit are five year interest-only balloon loans secured by second liens on the property, and are made in amounts up to 75% of the appraised value of the property (including first lien amounts). The Association's home equity loans are three to 15 year fixed-rate loans secured by second liens on the property, and are made in amounts up to 80% of the appraised value of the property (including first lien amounts).

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

MULTI-FAMILY RESIDENTIAL LENDING

      The Association's multi-family residential portfolio includes $1.7 million in loans secured by residential buildings (5 or more units) located primarily in the Association's primary market area. The Association originates primarily adjustable-rate, multi-family real estate loans. Rates on the Association's adjustable-rate, multi-family real estate loans generally adjust in a manner consistent with the Association's ARMs.

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

      Midland Federal had six multi-family real estate loans totaling $1.7 million at June 30, 1999. The net amount of such loans which was non-performing at June 30, 1999 was $38,000. See "-- Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults" for a discussion of the Association's non-performing, multi-family residential loans.

      Multi-family residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. The risk is greater due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

CONSUMER LENDING

      Management believes that consumer loans help the Association expand its customer base and create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential loans, they can be valuable asset/liability management tools.

      Midland Federal offers a variety of secured consumer loans, including educational loans (which carry a guaranty from a State agency), automobile loans and loans secured by savings deposits. In addition, the Association offers unsecured consumer loans through its Visa/MasterCard credit card program. The Association currently originates substantially all of its consumer loans in its principal market area.

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

      Student loans are originated by Midland Federal in compliance with the guidelines established by the Illinois Guaranteed Loan Program ("IGLP"). As a result, any loans that become delinquent 30-90 days are sold to IGLP. The Association's student loan volume may decline in the future as a result of new legislative proposals that the U.S. government provide direct loans for education. As of June 30, 1999, student loans amounted to $1.2 million or 2.3% of the Association's gross loan portfolio.

      The Association also originates consumer loans secured by automobiles in its primary market area. Underwriting standards employed by the Association in connection with these loans include a review of the borrowers' creditworthiness, verification of collateral value and perfection of a lien against the collateral. The Association requires vehicle insurance on all loans secured by automobiles. At June 30, 1999, the Association had $274,000, or .55% of its gross loan portfolio in automobile loans.

      Lines of credit extended through the Association's Visa/MasterCard credit card program are generally limited to $10,000. The Association obtains an application from the borrower, a credit report on the borrower and verifies employment for credit card borrowers. At June 30, 1999, the Association had $85,000 or .17% of its gross loan portfolio in credit card loans.

      Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Association's consumer loan portfolio has generally been low, there can be no assurance that delinquencies will not increase in the future.

COMMERCIAL BUSINESS LOANS


     The Association also maintains a small portfolio of commercial business loans , principally overdraft loans. At June 30, 1999, $24,000 or approximately 41.38% of commercial business portfolio was delinquent 90 days or more.

COMMERCIAL REAL ESTATE LENDING

     Midland Federal maintains a portion of its portfolio in permanent loans secured by commercial real estate. The Association's commercial real estate portfolio consists of loans on a variety of non-residential property, including an automobile repair center and churches. At June 30, 1999, $223,000, or .45% of the Association's gross loan portfolio consisted of permanent loans secured by commercial real estate. In the future, the Association intends to continue to engage in a modest level of commercial real estate lending, subject to regulatory restrictions. Management intends that any future commercial real estate loans carry adjustable interest rates and a loan-to-value ratio of 70% or less. Nevertheless, in view of the significant amount of risk generally associated with commercial real estate lending, there can be no assurance that the Association will not experience delinquencies on its commercial real estate portfolio.

MORTGAGE-BACKED SECURITIES

      Midland Federal has a substantial portfolio of mortgage-backed securities totaling $15.9 million at June 30, 1999. Midland Federal utilizes its mortgage-backed securities to supplement loan production and to meet its asset/liability management objectives. Mortgage-backed securities can also serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and fair values of Midland Federal's mortgage-backed securities portfolio, see Note 4 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto. See "Regulation."

      The following table sets forth the contractual maturities of the Association's mortgage-backed securities at June 30, 1999. It should be noted that, due to prepayments, the actual maturity of the Association's long term mortgage-backed securities will likely be significantly shorter than the contractual maturities.

                                             Due in          Balance Outstanding
                                    -----------------------  -------------------
                                    3 to 5  6 to 20 Over 20
                                     Years   Years   Years    Fixed  Adjustable
                                    ------- ------- -------  ------- -----------

Federal Home Loan Mortgage
Corporation.........................$2,459  $ 2,138  $5,658   $2,460  $  7,795
Federal National Mortgage
Association.........................   763    3,682     868    1,906     3,407
Government National Mortgage
Association.........................   ---      295     ---      295       ---
Collateralized Mortgage Obligations.   ---       19     ---       19       ---
                                    ------   ------  ------   ------   -------
     Total..........................$3,222   $6,134  $6,526   $4,680   $11,202
                                    ======   ======  ======   ======   =======

LOAN ORIGINATIONS, PURCHASES AND SALES

      Real estate loans are originated by Midland Federal's staff of salaried loan officers. In addition, in order to increase loan volumes, commencing in 1995, the Association hired commissioned loan originators. Loan applications are taken at each office, processed in the Association's main office and then submitted to the Chief Lending Officer, the President or the Loan Committee for approval.

      While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is also affected by the interest rate environment. The Association has not purchased loans in recent years. During the years ended June 30, 1999, 1998 and 1997, the Association sold loans to the Illinois Housing Development Authority and other lenders, under various programs.

      The following tables set forth the Association's loan origination and mortgage-backed securities purchases, sales and principal repayments for the periods indicated.


                                    Year Ended June 30,
                                   ---------------------
                                   1999     1998    1997
                                   -----   ------   ----
                                  (Dollars in Thousands)
 LOAN RECEIVABLE:
 Adjustable-Rate:
  Real estate - one- to
   four-family.................. $     784 $   239 $   986
                  - construction       ---     408     300
  Non-real estate - consumer....     1,386   1,770   1,113
                                   ------- ------- -------
          Total adjustable rate.     2,170   2,417   2,399
                                   ------- ------- -------
 Fixed-Rate:
  Real estate - One- to
   four-family..................    22,503  14,916   5,172
  Non-real estate - consumer....       173     173     254
                                   ------- ------- -------
          Total fixed-rate......    22,676  15,089   5,426
                                   ------- ------- -------
          Total loans originated    24,846  17,506   7,825
                                   ------- ------- -------

Real estate loans sold..........    (3,298) (2,197)   (832)
Transfer of loans to foreclosed
real estate.....................       ---     (58)    (85)
Principal repayments............   (11,549) (9,804) (6,238)
                                   ------- -------  ------

Net increase (decrease).........   $ 9,999  $5,447 $   670
                                   =======  ====== =======

MORTGAGE-BACKED SECURITIES:
     Mortgage-backed securities
      purchased.................   $ 1,102  $4,592 $   ---
     Mortgage-backed securities
      sold......................       ---     ---     ---
     Amortization and repayments    (6,065) (5,663) (5,413)
                                   ------- -------  ------

  Net increase (decrease).......  $ (4,963)$(1,071)$(5,413)
                                  ======== ======= =======

     The Association's total loan originations increased primarily as a result of lower interest rates which increased demand for mortgage loans, including mortgage loan refinancing.

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

      The amounts presented represent the total remaining principal balances of the related loans, rather than actual payment amounts which are overdue and are reflected as a percentage of total loans. The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1999 and June 30, 1998. The balances included in the table do not reflect specific reserves.


                                                             At June 30, 1999
                                                          Loans Delinquent For:
                       ------------------------------------------------------------------------------

                            30 - 59 days           60 - 89 days          90 days and over            Total
                       ----------------------------------------------------------------------------------------------

                       Number Amount  Percent Number Amount  Percent Number  Amount  Percent Number Amount Percent
                       ----------------------------------------------------------------------------------------------
                                                         (Dollars in Thousands)
Real estate:
  One- to four-family.      14   $763   1.66%    5   $221      .48%    3    $  162      .35%   22   $ 1,146   2.49%
  Multi-family........     ---    ---    ---   ---    ---      ---     3       194    11.35     3       194  11.35
Consumer..............       2     12    .65   ---    ---      ---     2         1      .05     4        13    .70
Commercial business...     ---    ---    ---   ---    ---      ---    13        24    41.38    13        24  41.38
                          ----   ----         ----   ----            ---    ------            ---   -------
     Total............      16   $775   1.55%    5   $221      .44%   21    $  381     0.77%   42   $ 1,377   2.76%
                          ====   ====         ====   ====            ===    ======            ===   =======

                                                              At June 30, 1998
                                                           Loans Delinquent For:
                       ------------------------------------------------------------------------------

                             30 - 59 days           60 - 89 days          90 days and over             Total
                       ----------------------------------------------------------------------------------------------------
                       Number Amount   Percent Number Amount  Percent Number  Amount  Percent Number Amount  Percent
                       ----------------------------------------------------------------------------------------------------

                                                           (Dollars in Thousands)
Real estate:
  One- to four-family..      7   $237      .68%      6   $485    1.38%      3    $220     .63%     16  $   942   2.69%
  Multi-family.........    ---    ---       ---    ---    ---      ---      4     237    13.24      4      237  13.24
Consumer...............      4     11       .48    ---    ---      ---      6       5      .22     10       16    .70
Commercial business....    ---    ---       ---    ---    ---      ---      1       3     4.23      1        3   4.23
                         -----   ----      ----   ----   ----   ------    ---    ----   ------    ---  -------  -----
     Total.............     11   $248      .62%      6   $485    1.22%     14    $465    1.16%     31  $ 1,198   3.00%
                          ====   ====      ===    ====   ====    ====     ===    ====   =====     ===  =======  =====



      The table below sets forth the amounts and categories of non-performing assets, shown net of specific reserves, in the Association's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, generally when the loan is delinquent 90 days or more. Foreclosed assets include assets acquired in settlement of loans.



                                           At June 30,
                                ---------------------------------

                                   1999       1998        1997
                                ---------------------------------

                                     (Dollars in Thousands)
Non-Accruing Loans:
  One- to four-family..........       $162    $    220     $   58
  Multi-family.................         38          38         42
  Consumer.....................        ---           2          3
   Commercial business.........         24           3        ---
                                    ------  ----------     ------
     Total.....................        224         263        103
                                     -----    --------       ----

Accruing loans delinquent
 90 days or more:
  Multi-family.................        ---         ---        ---
                                   -------  ----------     ------
     Total.....................        ---         ---        ---
                                   -------  ----------     ------

Foreclosed Assets:
  One- to four-family..........        276         747        855
                                     -----    --------      -----
     Total.....................        276         747        855
                                     -----    --------      -----

Total non-performing assets....       $500      $1,010       $958
                                      ====      ======       ====

Total as a percentage of total
assets.........................        .38%        .86%       .86%
                                     =====       =====       ====


      As of June 30, 1999, there were no concentrations of loans in any types of industry which exceeded 10% of the Association's total loans that are not included as a loan category in the preceding table.

      For the fiscal year ended June 30, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $11,000, which interest income was not accrued into interest income for the fiscal year ended June 30, 1999.

      REAL ESTATE OWNED. As of June 30, 1999, the Company owned one real estate owned property totaling $276,400. This asset derived from a $426,000 loan made in 1985 for a penthouse condominium located in Ft. Lauderdale, Florida. The Association obtained title to the property on November 19, 1991. The Association entered into a one year lease of the property for $36,000 per year and also granted the lessee an option to purchase the property for $286,500. The purchase option was subsequently exercised by the Lessee and the Association sold the property in July 1999 for the option price in an all cash transaction.

      NON-ACCRUING LOANS. As of June 30, 1999, non-accruing multi-family loans consisted of one loan in the amount of $38,000 secured by a five unit property located in Chicago, Illinois. Nonaccruing one- to-four family loans totaled $162,000 and consisted of three loans secured by properties located in the Association's primary market area.

      As of June 30, 1999, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

      When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as a "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the association's District Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

      In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1999, the Association had classified a total of $212,000 of its assets as substandard, none as doubtful, $188,000 as loss (which have been fully reserved), and none as special mention.

ALLOWANCE FOR LOSSES ON LOANS AND REAL ESTATE

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans where full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

      The Company incurred $30,000 in loan charge-offs during fiscal 1999. During fiscal 1999, the Company increased its general allowance for loan losses to $178,000 at fiscal year end from $150,000 at the prior fiscal year end. At fiscal year end, the $178,000 general allowance for loan losses was determined by the Company to be consistent with its policy for the establishment and maintenance of adequate levels of general loan loss allowances. The $28,000 increase in the Company's general allowance for loan losses during fiscal 1999 was the result of $54,000 in recoveries from fully reserved loans which loss reserves were transferred from specific allowance to general and $2,000 in recoveries from loans previously charged off. These loan loss recoveries were offset by $28,000 in loans that were charged off out of the general allowance for loan losses during the current fiscal year. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1999 the Association had a total allowance for losses on loans of $366,000 or .73% of total loans. See Note 5 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto.

      The following table sets forth an analysis of the Association's allowance for loan losses.


                                         Year Ended June 30,
                                     ------------------------------

                                       1999      1998     1997
                                     ------------------------------

                                        (Dollars in Thousands)

Balance at beginning of period......      $394     $ 551     $596

Charge-offs:
 One- to four-family................       ---       ---       43
 Consumer...........................         7       ---        3
 Commercial business................        23       ---      ---
                                        ------   -------  -------
                                            30       ---       46
                                        ------   -------   ------
Recoveries:
 One- to four-family................       ---       ---      ---
 Consumer...........................         2         3        1
                                       -------   -------  -------
     Total recoveries...............         2         3        1
                                       -------   -------  -------

Net charge-offs.....................       (28)        3      (45)
Additions charged to operations.....       ---      (160)     ---
                                       -------     -----  -------
Balance at end of period............      $366     $ 394     $551
                                          ====     =====     ====

Ratio of net charge-offs during the
period to average loans outstanding
during the period...................       .06%      ---%     .13%

Ratio of net charge-offs during the
period to average non-performing
assets..............................      2.68%      ---%    2.56%

Allowance for loan losses to
 non-performing loans(1)............    79.66%   57.16 %  274.39%

Allowance for loan losses to total
loans...............................      .74%    1.00 %    1.62%

(1) General valuation allowances to non-performing loans (net of specific allowances).

      The following table presents the portions of the allowance for loan losses applicable to each loan category.


                                            June 30,
                       --------------------------------------------------------

                             1999             1998            1997
                       --------------------------------------------------------

                               Percent          Percent          Percent
                              of Loans         of Loans         of Loans
                               in Each          in Each          in Each
                              Category         Category         Category
                              to Total         to Total         to Total
                       Amount   Loans   Amount   Loans   Amount   Loans
                       --------------------------------------------------------
                                     (Dollars in Thousands)

One- to four-family...   $  70  92.28%  $ 78    87.82%   $129       84.26%
Multi-family..........     166   3.43    208     4.49     219        6.39
Non-residential.......     ---   0.45    ---      .61       1         .77
Construction..........     ---    ---    ---     1.13     ---         .87
Consumer..............      35   3.72     48     5.77      59        7.50
Commercial business...     ---   0.12    ---      .18     ---         .21
Unallocated...........      95    ---     60      ---     143         ---
                         ----- ------   ----   ------    ----      ------
     Total............    $366 100.00%  $394   100.00%   $551      100.00%
                         ===== ======   ====   ======    ====      ======

INVESTMENT ACTIVITIES

     As a part of its asset/liability management strategy and as a response to a relatively high level of competition for loans and low level of loan demand, the Association invests in various types of liquid assets, short and medium term government securities as well as smaller amounts of other assets. The Association is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other security investments. The Association maintains liquidity in excess of regulatory requirements. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1999, the Association's liquidity ratio (liquid assets maturing within five years as a percentage of net withdrawable savings and current borrowings) was 56.5%.

      At June 30, 1999, the Association's interest-bearing deposits in other financial institutions totaled $31.1 million, or 23.9% of its total assets, and investment securities totaled $25.0 million, or 19.2% of its total assets. As of such date, the Association also had a $636,000 investment in the common stock of the FHLB of Chicago in order to satisfy the requirement for membership in this institution. At June 30, 1999, the average term to maturity or repricing of the investment securities portfolio was approximately two years.

      The following table sets forth the composition of the Association's investment portfolio at the dates indicated.

                                                     At June 30,
                                 ----------------------------------------------

                                       1999             1998             1997
                                 ----------------------------------------------

                                 Carrying   Fair  Carrying   Fair  Carrying   Fair
                                  VALUE    VALUE   VALUE    VALUE    VALUE   VALUE
                                 --------  -----  --------  -----  --------  -----

Investment Securities:
 U.S. government securities...... $20,971  $21,063 $21,185  $21,226  $21,058 $21,057
 U.S. agency securities..........   4,000    3,969     ---      ---      ---     ---
 FHLB - Chicago stock............     636      636     554      554      554     554
                                  -------  ------- -------  -------  ------- -------
   Total investment securities... $25,607  $25,668 $21,739  $21,780  $21,612 $21,611
                                  =======  ======= =======  =======  ======= =======

Interest-bearing deposits:

 FHLB daily investment........... $19,723  $19,723 $18,522  $18,522  $17,825 $17,825
 Other daily investments.........  11,364   11,364  10,816   10,816   10,241  10,241
                                  -------  ------- -------  -------  ------- -------
  Total interest-bearing deposits $31,087  $31,087 $29,338  $29,338  $28,066 $28,066
                                  =======  ======= =======  =======  ======= =======

      The composition and maturities of the investment securities portfolio, excluding FHLB of Chicago stock, are indicated in the following table.


                                               June 30, 1999
                                 --------------------------------------------------

                                  1 Year  1 to 5   Over     Total Investment
                                 or Less  Years   10 Years    Securities
                                                   Years
                                 ------- -------  --------  ----------------

                                                                          Weighted
                                   Book    Book    Book     Book    Fair   Average
                                  Value   Value    Value   Value   Value    Yield
                                 --------------------------------------------------
                                               (Dollars in Thousands)

U.S. government and agency
securities.......................  $9,997 $13,997    $977  $24,971 $25,032    5.52%


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

      Midland Federal has utilized high quality service and promotion to attract and retain passbook and transaction accounts. The Association believes that these accounts are less interest rate sensitive and, in most interest rate environments, carry lower interest charges than certificate accounts. While there are costs associated with offering transaction accounts, the Association believes that the fee income and enhanced spread outweigh any additional administrative expense. Midland Federal does not have any brokered deposits and has no present intention to accept or solicit such deposits.

      The following table sets forth the savings flows at the Association during the periods indicated.


                                                    Year Ended June 30,
                                            -----------------------------------

                                               1999        1998       1997
                                            -----------------------------------


Opening balance............................    $107,762  $102,973   $107,914
Deposits...................................     388,101   360,039    332,833
Withdrawals................................    (379,590) (358,909)  (341,491)
                                               --------  --------   --------
Balance before interest credited...........     116,273   104,103     99,256
Interest credited..........................       3,952     3,659      3,717
                                               --------  --------   --------
Ending balance.............................    $120,225  $107,762   $102,973
                                               ========  ========   ========
Net increase (decrease)....................    $ 12,463  $  4,789   $ (4,941)
                                               ========  ========   ========
Percent increase (decrease)................       11.57%     4.65%     (4.58)%
                                                  =====    ======      =====

      The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.

                                                        June 30,
                               ---------------------------------------------------------

                                      1999                1998               1997
                               ---------------------------------------------------------

                                          Percent            Percent            Percent
                                 Amount  of Total   Amount   of Total  Amount   of Total
                               ---------------------------------------------------------

INTEREST RATE RANGE:

Passbook accounts..............   $43,456   36.15% $  40,716    37.78% $ 40,984      39.80%
NOW accounts...................     8,755    7.28      8,266     7.67     8,468       8.22
Money market accounts..........     5,343    4.44      3,706     3.44     3,769       3.66
Non-interest bearing deposits..     9,278    7.72      7,823     7.26     7,327       7.12
                                 --------  ------  ---------   ------  --------     ------
  Total non-certificates.......    66,832   55.59     60,511    56.15    60,548      58.80
                                 --------  ------  ---------   ------  --------     ------

CERTIFICATES:

Interest rate range:
 0.00 - 3.99%..................                          ---      ---       ---        ---
 4.00 - 4.99%..................    36,937   30.72        ---      ---       ---        ---
 5.00 - 5.99%..................    16,456   13.69     47,151    43.75    40,438      39.27
 6.00 - 6.99%..................       ---     ---        100      .10     1,987       1.93
                                 --------  ------  ---------   ------  --------     ------
   Total certificates..........    53,393   44.41     47,251    43.85    42,425      41.20
                                 --------  ------  ---------   ------  --------     ------

   Total deposits..............  $120,225  100.00% $ 107,762   100.00% $102,973     100.00%
                                 ========  ======  =========   ======  ========     ======

      The following table shows rate and maturity information for the Association's time deposits as of June 30, 1999.


                             4.00-    5.00-                      Percent
                             4.99     5.99          TOTAL       OF TOTAL
                           ---------------------------------------------
                                       (Dollars in Thousands)

Certificate Accounts
Maturing
IN QUARTER ENDING:


September 30, 1999.........  $14,634  $ 3,700      $18,334       34.34%
December 31, 1999..........   13,269    4,302       17,571       32.91
March 31, 2000.............    4,879    6,249       11,128       20.84
June 30, 2000..............    3,042      333        3,375        6.32
September 30, 2000.........      228      983        1,211        2.27
December 31, 2000..........       49      386          435        0.82
March 31, 2001.............       25      367          392        0.73
June 30, 2001..............      128      136          264        0.49
September 30, 2001.........      438                   438        0.82
December 31, 2001..........      245                   245        0.46
                           ---------               -------     -------

     Total.................  $36,937  $16,456      $53,393      100.00%
                             =======  =======      =======      ======


     Percent of total......   69.18%   30.82%       100.00%
                              =====    =====        ======

      The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1999.


                                                    Maturity
                                   -----------------------------------------

                                              Over    Over    Over
                                   3 Months  3 to 6  6 to 12   12
                                   or Less   Months  Months  Months   Total
                                   -----------------------------------------

                                             (Dollars in Thousands)

Certificates of deposit less than
$100,000........................... $16,635  $14,574 $13,620  $2,630  $47,459

Certificates of deposit of $100,000
or more............................   1,699    2,997     883     355    5,934
                                    -------   ------ ------- -------  -------


   Total certificates of deposit... $18,334  $17,571 $14,503  $2,985  $53,393
                                    =======  ======= =======  ======  =======


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

COMPETITION

      Midland Federal faces strong competition in originating loans and in attracting deposits. Competition in originating loans comes primarily from other thrift institutions, commercial banks and mortgage bankers which make loans secured by real estate located in the Association's primary market area. The Association competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of service it provides to borrowers.

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

      Midland Federal has one service corporation, Midland Service Corporation, located in Bridgeview, Illinois, which was organized by the Association in 1976 to act as a holding company for the Association's other subsidiaries. At June 30, 1999, Midland Federal's equity investment in Midland Service Corporation was approximately $181,000. During fiscal 1999, Midland Service Corporation recorded a profit of $1,000.

      Midland Service Corporation owns MS Insurance Agency, an insurance agency which provides insurance products to customers of Midland Federal and to members of the general public in Midland Federal's market area. Insurance products offered by this agency, include credit life, health, homeowners' and disability. MS Insurance Agency had a loss of $3,500 for the 1999 fiscal year, all of which is included in the Midland Service Corporation income amounts reported above.

                                   REGULATION

      GENERAL. Midland Federal is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the U. S. government. Accordingly, Midland Federal is subject to broad federal regulation and oversight extending to all its operations. The Association is a member of the FHLB of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Midland Federal is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of Midland Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

      Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

      FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, Midland Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last OTS examination commenced on June 21, 1999 using financial data as of March 31, 1999, and the last regular OTS and FDIC joint examination was on June 30, 1993. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves.

      All savings associations are subject to semi-annual assessments, based upon the savings associations total assets. The Association's paid assessment during the fiscal year ended June 30, 1999 was $35,000.

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

      The Association's permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1999, the Association's lending limit under this restriction was $1.3 million. The Association is in compliance with the loans-to-one-borrower limitation.

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

      INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. Midland Federal is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U. S. government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as "well-capitalized" (I.E., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than "adequately capitalized" (I.E., a core capital or core capital to risk-based capital ratios of less than 4% or a risk- based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

      The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the U. S. Treasury or for any other reason deemed necessary by the FDIC.

      In order to equalize the deposit insurance premium schedules for BIF and SAIF insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits pursuant to federal legislation passed on September 30, 1996. The Association's special assessment, which was $674,061, was paid in November 1996. Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2015.

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

      The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, any unrealized holding gains or losses, net of income taxes, on securities classified as available for sale in accordance with SFAS No. 115 are excluded from regulatory capital calculations. At June 30, 1999, the Association had retained mortgage servicing assets and an unrealized gain, net of tax, under SFAS No. 115 in the amount of $80,000.

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

      At June 30, 1999, the Association had tangible capital of $8.5 million, or 6.53% of adjusted total assets, which is approximately $6.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

      The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions of FDICIA discussed below, a savings association must maintain a core capital ratio of at least 4% to be considered "adequately capitalized" unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1999, the Association had retained mortgage servicing assets which were subject to these tests.

      At June 30, 1999, the Association had core capital equal to $8.5 million, or 6.53% of adjusted total assets, which is $4.6 million above the minimum leverage ratio requirement of 3% in effect on that date.

       The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 1999, Midland Federal had no capital instruments that qualify as supplementary capital and $178,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. There was $15,000 equity investments at June 30, 1999. OTS regulations also require deduction from total capital and total assets the net book value of real estate owned greater than five years, unless the OTS provides otherwise. During the fiscal year ended June 30, 1999, the Company deducted $276,400 from its total capital and total assets.

      In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless the loan amount in excess of such ratio is insured by an insurer approved by the FNMA or FHLMC.

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

      On June 30, 1999, the Association had total capital of $8.6 million (including $8.5 million in core capital and $178,000 of qualifying general loss reserves) and risk-weighted assets of $42.1 million or total capital of 20.54% of risk-weighted assets. This amount was $5.3 million above the 8% requirement in effect on that date.

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

     Generally, savings associations, such as the Association, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Association may pay dividends in accordance with this general authority.

      Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on safety and soundness concerns. See "-- Regulatory Capital Requirements."

      LIQUIDITY. All savings associations, including Midland Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 hereto. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 1999, the Association was in compliance with the requirement, with an overall liquid asset ratio of 56.5% .

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

     QUALIFIED THRIFT LENDER TEST. All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the 1986 Internal Revenue Code, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1999 the Association met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties.

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Association. An unsatisfactory rating may be used as the basis for the denial of an application, such as a branch or merger application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in 1998 and received a rating of "unsatisfactory." The Association is intensifying its efforts to improve its performance under the CRA.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 1999 the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Chicago, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. While a member of the FHLB of Chicago at June 30, 1999, the Association had not entered into a credit arrangement with the FHLB of Chicago and, as such, could not obtain funds from the FHLB of Chicago.

     As a member, Midland Federal is required to purchase and maintain stock in the FHLB of Chicago. At June 30, 1999 Midland Federal had $636,000 in FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.55% and were 6.63% for calendar year 1998.

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

      For the year ended June 30, 1999, dividends paid by the FHLB of Chicago to Midland Federal totaled $37,000, which was identical to the amount of dividends received in fiscal year 1998.
The $10,000 dividend received for the quarter ended June 30, 1999 reflects an annualized rate of 6.50%, or .13% below the rate for calender year 1998.

      FEDERAL TAXATION. Savings institutions that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended, had been permitted to establish reserves for bad debts and to make annual additions which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is now computed under the experience method.

      In addition to the regular income tax, corporations, including savings institutions generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

      To the extent earnings appropriated to a savings institutions bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1999, the Association's excess for tax purposes totaled approximately $1.4 million.

      The Association and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings institutions that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

      The Association and its consolidated subsidiaries have never been audited by the IRS with respect to federal income tax returns. The statute of limitations has passed for tax years ending on or prior to June 30, 1996, for the Association and its consolidated subsidiaries.

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

                                  MANAGEMENT

EMPLOYEES

      At June 30, 1999, the Association had a total of 48 full-time employees and 48 part-time employees. None of the Association's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

OFFICES

      Midland Federal owns the building and land for its main office at 8929 South Harlem Avenue, Bridgeview, Illinois. This office has 18,000 square feet and a net book value of $973,000 at June 30, 1999. The Association also has a 99 year easement on land adjacent to its main office which expires in the year 2078. The Association owns the building and land for its two branch offices in Chicago at 4040 South Archer Avenue in Brighton Park and 2657 West 69th Street in Marquette Park which have 5,000 and 2,500 square feet and $53,000 and $29,000 net book values at June 30, 1999, respectively.

      The Association has had a lease on vacant land located in Homer Township, Illinois since 1989. During July 1998, the Association entered into a lease for retail space and additional vacant land at the same location in Homer Township, Illinois. The Association established a full service branch banking facility at this location which opened for business during May 1999. The net book value of remodeling and leasehold improvement costs at this 32,846 square foot location amount to approximately $567,000 at June 30, 1999.

COMPUTER EQUIPMENT

      The Association's recordkeeping activities are maintained on an on-line basis with an independent service bureau. The Association's accounting activities are maintained on an in-house computer. The net book value of the Association's computer equipment at June 30, 1999 was $361,000.

ITEM 3.  LEGAL PROCEEDINGS

      The Association is, from time to time, a defendant to certain lawsuits arising in the ordinary course of its business. The Association believes that there is no litigation pending which, if adversely determined, would have a material adverse effect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 1999.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Pages 21 and 49 of the 1999 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Pages 6 through 18 of the 1999 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS

     Pages 23 through 47 of the 1999 Annual Report to Stockholders are herein incorporated by reference.

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

                                    PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS:


                                                               Reference to
                                                               Prior Filing
Regulation                                                      or Exhibit
S-K Exhibit                                                  Number Attached
  NUMBER                 DOCUMENT                                HERETO


     2     Plan of acquisition, reorganization, arrangement,
           liquid, or succession.............................      None
     3     Articles of Incorporation and Bylaws..............      ***
     4     Instruments defining the rights of security holders,
           including indentures:
            Common Stock Certificate.........................      ***
     9     Voting trust agreement............................      None
    10     Material contracts:
            Employee Stock Ownership Plan....................      ***
            1993 Stock Option and Incentive Plan.............       **
            Employment Agreements............................      ***
            Recognition and Retention Plan...................      ***
            401(k) Retirement/Savings Plan...................      ***
    11     Statement re computation of per share earnings....      ****
    13     Annual Report to Security Holders.................      13
    16     Letter on change in certifying accountant.........     None
    18     Letter on change in accounting principles.........     None
    21     Subsidiaries of Registrant........................       21
    22     Published report regarding matters submitted to
           vote of security holders..........................     None
    23     Consent of Experts and Counsel....................      None
    24     Power of Attorney................................. Not required
    27     Financial Data Schedule...........................      27
    99     Additional Exhibits                                    None

     --------------------

     *Filed on January 15, 1993 as an exhibit to the Association's initial Form AC.

     **Filed on March 19, 1993 as an exhibit to the Association's Pre-Effective Amendment No. One to the Form AC.

     ***Filed on June 22, 1998 as exhibits to the Company's Registration Statement No. 333-57399 on Form S-4. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

     ****See Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report under Exhibit 13.

      (b) Reports on Form 8-K:

      No reports on Form 8-K have been filed during the three-month period ended June 30, 1999.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MIDLAND CAPITAL HOLDINGS CORPORATION


Date:  September 28, 1999                  By:    /s/ Paul M. Zogas
                                                  ----------------------------

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



 /s/ Paul M. Zogas                          /s/ Charles A. Zogas
---------------------------------           -----------------------------------
Paul M. Zogas, Chairman, President          Charles A. Zogas, Director,
and Chief Executive Officer                 Executive Vice
(PRINCIPAL FINANCIAL AND ACCOUNTING         President and Secretary
 OFFICER)

Date: September 28, 1999                    Date: September 28, 1999


/s/ Jonas Vaznelis                          /s/ Richard Taylor
---------------------------------           -----------------------------------
Jonas Vaznelis, Director                    Richard Taylor, Director and Vice
                                            President

Date: September 28, 1999                    Date: September 28, 1999


/s/ Michael J. Kukanza                      /s/ Algred Brazis
---------------------------------           -----------------------------------
Michael J. Kukanza, Director                Algerd Brazis, Director

Date: September 28, 1999                    Date: September 28, 1999