Form 10QSB
period 1999-09-30
MIDLAND CAPITAL HOLDINGS CORP
filed 1999-11-15
CIK 1061234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No


Transitional Small Business Disclosure Format.  Yes      No  (X)

Indicate the number of shares of each of the Issuer's classes of common stock as of the latest practicable date:

                          Common Stock, par value $.01
                                (Title of Class)

                     As of November 12, 1999, the Issuer had
             363,975 shares of Common Stock issued and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION


Part  I.  FINANCIAL INFORMATION
                                                                            PAGE

     Item 1.  Financial Statements
              Consolidated Statements of Financial Condition -
              September 30, 1999 (unaudited) and June 30, 1999.................1

              Consolidated Statements of Earnings - Three Months
              Ended September 30, 1999 and 1998 (unaudited)....................2

              Consolidated Statements of Changes in Stockholders' Equity -
              Three Months Ended September 30, 1999 (unaudited)................3

              Consolidated Statements of Cash Flows - Three Months
              Ended September 30, 1999 and 1998 (unaudited)....................4

              Notes to Consolidated Financial Statements.....................5-6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................7-12


Part II.  OTHER INFORMATION...................................................13

     Index to Exhibits........................................................14

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Part I - FINANCIAL INFORMATION

Consolidated Statements of Financial Condition

Assets                                 September 30,             June 30,
                                           1999                   1999
                                     ------------------------------------

                                      (Unaudited)
Cash and amounts due from
  depository institutions                 $  3,263,235         3,933,658
Interest-bearing deposits                   35,404,343        31,086,638
                                          ------------      ------------
Total cash and cash equivalents             38,667,578        35,020,296
Investment securities, held to
 maturity (fair value:
 September 30, 1999 - $19,933,594;
 June 30, 1999 - $19,933,594)               19,993,243        19,994,152
Investment securities available for
 sale, at fair value                         5,059,735         5,098,307
Mortgage-backed securities, held to
 maturity (fair value: September 30,
 1999 - $24,495,090; June 30, 1999
 - $15,938,491)                             24,546,680        15,881,826
Loans receivable (net of allowance
 for loan losses: September 30, 1999
 - $367,425; June 30, 1999
 - $365,863)                                48,754,605        48,914,195
Loans receivable, held for sale                368,700           435,150
Real estate owned, net                               0           276,372
Stock in Federal Home Loan Bank of
 Chicago                                       636,000           636,000
Office properties and equipment, net         2,563,742         2,594,050
Accrued interest receivable                    732,065           611,966
Prepaid expenses and other assets              716,900           730,969
                                          ------------      ------------
Total assets                              $142,039,248       130,193,283
                                          ============      ============

Liabilities and Stockholders' Equity

Liabilities:
Deposits                                  $131,785,246       120,224,584
Advance payments by borrowers for
taxes and insurance                            895,701           570,814
Other liabilities                              359,384           402,356
                                          ------------      ------------
Total liabilities                          133,040,331       121,197,754
                                          ------------      ------------

Stockholders' equity:
Preferred stock, $.01 par value:
 authorized 1,000,000 shares; none
 outstanding                                        --                --
Common stock, $.01 par value:
 authorized 5,000,000
 shares; issued and outstanding
 363,975 shares at September 30, 1999
 and June 30, 1999                               3,640             3,640
Additional paid-in capital                   3,271,315         3,271,315
Retained earnings - substantially
 restricted                                  5,706,486         5,685,591
Accumulated other comprehensive
 income, net of income taxes                    54,415            80,030
Common stock awarded by Bank
 Incentive Plan                                (36,939)          (45,047)
                                          ------------      ------------
Total stockholders' equity                   8,998,917         8,995,529
                                          ------------      ------------
Total liabilities and stockholders'
 equity                                   $142,039,248       130,193,283
                                          ============      ============

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES


Consolidated Statements of Earnings


                                               Three Months Ended
                                                  September 30,
                                               1999           1998
                                        ---------------------------------

                                                   (Unaudited)
Interest income:
  Interest on loans                          $896,398        799,127
  Interest on mortgage-backed
   securities                                 285,810        343,604
  Interest on investment securities           345,559        309,208
  Interest on interest-bearing
   deposits                                   467,322        389,235
  Dividends on FHLB stock                      10,420          9,251
                                          -----------     ----------
Total interest income                       2,005,509      1,850,425
                                          -----------     ----------
Interest expense:
  Interest on deposits                      1,185,824      1,059,775
                                          -----------     ----------
Total interest expense                      1,185,824      1,059,775
                                          -----------     ----------
Net interest income                           819,685        790,650
                                          -----------     ----------
Non-interest income:
  Loan fees and service charges                49,352         97,412
  Commission income                            19,921         42,221
  Profit on sale of loans                      13,354         17,054
  Profit on sale of real estate
   owned                                          808         12,278
  Deposit related fees                        127,705        142,267
  Other income                                 19,810         34,882
                                          -----------     ----------
Total non-interest income                     230,950        346,114
                                          -----------     ----------
Non-interest expense:
  Staffing costs                              494,065        489,208
  Advertising                                  34,640         19,400
  Occupancy and equipment expenses            183,233        123,614
  Data processing                              40,134         63,634
  Federal deposit insurance premiums           16,265         15,326
  Other                                       209,694        209,571
                                          -----------     ----------
Total non-interest expense                    978,031        920,753
                                          -----------     ----------
Income before income taxes                     72,604        216,011
Income tax provision                           24,411         73,454
                                          -----------     ----------
Net income                                    $48,193        142,557
                                          ===========     ==========

Earnings per share (basic)                      $0.13           0.39
                                          ===========     ==========
Earnings per share (diluted)                    $0.13           0.39
                                          ===========     ==========
Dividends declared per common share            $0.075          0.075
                                          ===========     ==========


See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES


Consolidated Statements of Changes in Stockholders' Equity (Unaudited)


                                                             Accumulated   Common
                                      Additional                Other       stock
                              Common    Paid-in   Retained  Comprehensive  awarded
                               Stock    Capital   Earnings     Income      by BIP     Total
                              -------- ---------  --------- -------------  -------    -----

Balance at June 30, 1999        $3,640 3,271,315  5,685,591        80,030   (45,047) 8,995,529
                              -------- ---------  ---------      --------   -------  ---------

Comprehensive Income:

  Net income                                        48,193                              48,193

  Other comprehensive
   income, net of tax:

  Unrealized holding loss
   during the period                                              (25,615)             (25,615)
                                                  ---------      --------            ---------
Total comprehensive income                           48,193       (25,615)              22,578

 Amortization of award of
  BIP stock                                                                   8,108      8,108

Dividends declared on
 common  stock   $0.075
 per share)                                         (27,298)                           (27,298)
                              -------- ---------  ---------      --------   -------  ---------
Balance at September 30, 1999   $3,640 3,271,315  5,706,486        54,415   (36,939) 8,998,917
                              ======== =========  =========      ========   =======  =========


See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)


                                                      Three Months Ended
                                                         September 30,
                                                      1999               1998
                                               ---------------------------------

Cash flows from operating activities:
Net income                                           $48,193            142,557
Adjustments to reconcile net income to
net cash from operating activities:
  Depreciation                                        75,814             39,461
  Amortization of premiums and discounts
   on securities                                      (3,799)             3,440
  Amortization of cost of stock benefit
   plan                                                8,108              8,109
  Profit on sale of real estate owned                   (808)           (12,278)
  Proceeds from sale of loans held for
   sale                                            1,195,200          1,833,675
  Origination of loans held for sale              (1,128,750)        (1,404,225)
  Profit on sale of loans                            (13,354)           (17,054)
  Increase in accrued interest receivable           (120,099)           (14,684)
  Decrease in accrued interest payable                  (832)            (1,858)
  Decrease in deferred income on loans                  (881)           (40,137)
  Decrease in other assets                            40,619              8,918
  Increase (decrease) in other
   liabilities                                       (42,140)            83,263
                                                 -----------         ----------
Net cash provided by operating activities             57,271            629,187
                                                 -----------         ----------
Cash flows from investing activities:
  Purchase of mortgage-backed
   securities, held to maturity                  (10,007,275)        (1,101,593)
  Proceeds from repayments of
   mortgage-backed securities,
   held to maturity                                1,344,215          1,610,184
  Purchase of investment securities,
   held to maturity                               (2,497,325)        (2,500,000)
  Proceeds from maturities of investment
   securities, held to maturity                    2,500,000          2,500,000
  Loan disbursements                              (2,089,868)        (6,686,783)
  Loan repayments                                  2,251,047          2,775,741
  Proceeds from sale of real estate owned            276,472             70,400
  Property and equipment expenditures                (45,506)           (50,332)
                                                 -----------         ----------
Net cash provided for investing
  activities                                      (8,268,240)        (3,382,383)
                                                 -----------         ----------
Cash flows from financing activities:
  Deposit account receipts                       110,823,035         97,231,646
  Deposit account withdrawals                   (100,388,793)       (95,318,756)
  Interest credited to deposit accounts            1,126,420          1,001,396
  Payment of dividends                               (27,298)           (27,298)
  Increase in advance payments by
   borrowers for taxes
   and insurance                                     324,887            279,838
                                                 -----------         ----------
Net cash provided for financing
 activities                                       11,858,251          3,166,826
                                                 -----------         ----------
Increase in cash and cash equivalents              3,647,282            413,630
Cash and cash equivalents at beginning
 of period                                        35,020,296         31,994,195
                                                 -----------         ----------
Cash and cash equivalents at end of
 period                                          $38,667,578         32,407,825
                                                 ===========         ==========
Cash paid during the period for:
 Interest                                         $1,186,656          1,061,633
 Income taxes                                              0                  0
                                                 ===========         ==========

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

Note B - Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Midland Capital Holdings Corporation (the "Company") and its wholly-owned subsidiary, Midland Federal Savings and Loan Association (the "Association") and the Association's wholly-owned subsidiaries, Midland Service Corporation, MS Insurance Agency, Inc. and Bridgeview Development Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note C - Stock Conversion and Holding Company Reorganization

On June 30, 1993, the Association completed a conversion to the stock form of organization with the sale of 345,000 shares of $.01 par value common stock at $10.00 per share. On March 19, 1998, the Board of Directors of the Association adopted a proposal to reorganize the Association into a holding company form of organization in accordance with a Merger Agreement and Plan of Reorganization (the "Reorganization"). The Reorganization was approved by the Association's shareholders on July 15, 1998 and became effective on July 23, 1998. As a result of the Reorganization, the Association became a wholly-owned subsidiary of Midland Capital Holdings Corporation, a newly formed Delaware Corporation, and each outstanding share of common stock of the Association became, by operation of law, one share of common stock of Midland Capital Holdings Corporation. Midland Capital Holdings Corporation operates as a unitary thrift holding company.

Note D - Earnings Per Share

Earnings per share for the three month periods ended September 30, 1999 and 1998 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note E - Industry Segments

The Company operates principally in the thrift industry through its subsidiary savings and loan. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to thrift operations.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note F - Effect of New Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), entitled "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. It also establishes "special accounting" for hedges of changes in the fair value of assets, liabilities, or firm commitments (fair value hedges), hedges of the variable cash flows of forecasted transactions (cash flow hedges), and hedges of foreign currency exposures of net investments in foreign operations. To the extent the hedge is considered highly effective, both the change in the fair value of the derivative and the change in the fair value of the hedged item are recognized (offset) in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three hedge categories are included in income.

In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), entitled "Accounting for Derivative Instruments in Hedging Activities - Deferral of the Effective Date of FASB Statements no. 133". SFAS 137 defers the effective date of SFAS 133 from years beginning after June 15, 1999 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not believe that adoption of SFAS 133 will have a material impact on the Company's consolidated financial condition or results of operations.

The foregoing does not constitute a comprehensive summary of all material changes or development affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Midland Capital Holdings Corporation (the "Company") is a Delaware corporation which was organized in 1998 by Midland Federal Savings and Loan Association (the "Association" or "Midland Federal") for the purpose of becoming a thrift institution holding company. The Company and the Association are headquartered in Bridgeview, Illinois. The Association began operations in 1914 as a state-chartered mutual savings institution. In 1982, the Association became a federal mutual savings and loan association. On June 30, 1993, the Association completed a conversion to the stock form of organization. In that conversion, the Association issued 345,000 shares of common stock, raising net proceeds of approximately $3.1 million. On July 23, 1998, the Association became a wholly-owned subsidiary of the Company by reorganizing the Association into a holding company form of organization. Each outstanding share of common stock of the Association became one share of common stock of the Company.

The principal asset of the Company is the outstanding stock of the Association. The Company presently has no separate operations and its business consists only of the business of the Association and its subsidiaries. All references to the Company, unless otherwise indicated, at or before July 23, 1998 refer to the Association. Midland Federal has been principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential mortgage loans, and to a lesser extent, consumer, multi-family and other loans in its primary market area. The Association also has made substantial investments in mortgage-backed securities, investment securities and liquid assets. Midland Federal also operates a wholly owned subsidiary, Midland Service Corporation that owns and operates MS Insurance Agency, Inc., a full service retail insurance agency.

The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Township, Illinois. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 1999, Midland Federal's capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 6.18% and a risk-based capital ratio of 20.11%.

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

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Impact of the Year 2000

The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the Year 2000 ("Y2K") issue and has developed an implementation plan to address the issue. The Company is also in contact with vendors and providers of critical systems to determine their progress in bringing such systems into Year 2000 compliance.

In addition, the Company converted its on-line customer account data processing systems to a new national data service provider. At that time the Company also installed new, Year 2000 compliant, computer hardware at each of its offices. In October 1998, the Company's data center also replaced its existing mainframe computers with new, Year 2000 compliant, computer mainframes in order to prepare for the Y2K century date change. The Company's data center has also completed necessary renovations to their system software and has tested their computer hardware, software and data communication systems for Year 2000 compliance. These tests were successfully completed and the Company's data center has certified that all of its data processing systems are Y2K ready.

The Company has completed the renovation or replacement of all of its mission critical computer systems. In addition to the testing performed by its data center, discussed above, the Company has successfully completed its own testing of all of its mission critical data processing, communication and computer systems, which testing has demonstrated that these systems are ready to operate with accuracy beyond the Year 2000. These systems include all of the computer and information systems that maintain information about the Company's customers, accounts, balances and transactions. The Company does not anticipate problems resulting from its tested systems. In the event of a service interruption the Company has formulated a contingency plan that will ensure minimal interruption of service to its customers. For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until system problems can be corrected.

Since the commencement of the Y2K project in September 1998, the Company incurred approximately $125,000 in costs associated with required system changes, which costs were expensed as they were incurred. As part of its Y2K plan the Company also made additional capital expenditures for computer and related equipment in the approximate amount of $225,000 which expenditures are being amortized over the useful life of the equipment purchased. All of these costs were required to convert the Company's existing on-line data processing systems to its new data service provider. The Company does not expect significant increases in future data processing costs related to Y2K compliance.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

FINANCIAL CONDITION

During the quarter ended September 30, 1999, total assets of the Company increased by $11.8 million to $142.0 million from $130.2 million at June 30, 1999. Net loans receivable and loans available for sale decreased $226,000 to $49.1 million at September 30, 1999 as loan repayments of $2.2 million and loan sales of $1.2 million more than offset loan disbursements of $3.2 million. The balance of mortgage-backed securities increased by $8.7 million to $24.5 million as a result of purchases of mortgage-backed securities in the amount of $10.0 million, which exceeded repayments of mortgage-backed securities in the amount of $1.3 million during the quarter ended September 30, 1999. The increase in mortgage-backed securities was primarily funded by an increase in deposits in the amount of $11.6 million to $131.8 million at September 30, 1999. The balance of investment securities remained relatively unchanged at $25.1 million during the quarter ended September 30, 1999. The weighted average remaining maturity of the Company's investment securities portfolio at September 30, 1999 was 2.0 years.

The balance of cash and cash equivalents increased by $3.6 million to $38.7 million at September 30, 1999 as a result of an increase in deposit balances and reduced loan demand during the quarter ended September 30, 1999. As discussed above, deposits for the quarter ended September 30, 1999 increased $11.6 million as deposit activity of $110.8 million and interest credited to deposits in the amount of $1.1 million exceeded withdrawal activity of $100.4 million. The net increase in savings deposits is attributed to a $10.6 million increase in certificate of deposit accounts, a $617,000 increase in transaction deposits including money market accounts and a $310,000 increase in passbook accounts. The net increase in savings deposits is primarily attributed to aggressive pricing and promotion of certificate of deposit rates at the Company's new branch banking office in Homer Township, Illinois.

Stockholders' equity for the quarter ended September 30, 1999 remained stable at $9.0 million as a result of earnings in the amount of $48,000 and an $8,000 reduction in the unamortized cost of the Association's Bank Incentive Plan offset by a $26,000 market adjustment from securities available for sale, net of income taxes, and dividends paid on common stock in the amount of $27,000.

RESULTS OF OPERATIONS

The Company had net income of $48,000 for the quarter ended September 30, 1999 compared to net income of $143,000 for the quarter ended September 30, 1998. The decline in net income in the current quarter is the result of a $115,000 decrease in non-interest income and a $57,000 increase in non-interest expense offset by a $29,000 increase in net interest income and a $49,000 decrease in income taxes. For a discussion on the decrease in non-interest income and increase in non-interest expense, respectively, see "Non-Interest Income" and "Non-Interest Expense." The $29,000 increase in net interest income was primarily the result of an increase in the average balance of interest earning assets, which offset decreases in both net interest margin and interest rate spread. The average balance of interest earning assets increased $18.4 million to $131.3 million for the quarter ended September 30, 1999 from $112.9 million during the same period last year. Net interest margin and interest rate spread decreased to 2.50% and 2.43%, respectively, from 2.80% and 2.67%, respectively, for the quarter ended September 30, 1999. The decline in both net interest margin and interest rate spread was attributed to lower short-term interest rates, a reduction in yield in the Company's loan portfolio primarily as a result of refinancing activity at lower mortgage interest rates as well as an increase of the percentage of the Company's assets consisting of securities and deposits.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Interest Income

Interest income increased $155,000, or 8.4%, for the quarter ended September 30, 1999 as compared to the same period last year. An $18.4 million increase in the average balance of interest earning assets, discussed above, was partially offset by a decrease in the average yield earned on interest earning assets to 6.11% for the quarter ended September 30, 1999 compared to 6.56% for the quarter ended September 30, 1998.

Interest on loans receivable increased $97,000, or 12.2%, for the quarter ended September 30, 1999 from the comparable quarter in 1998. The increase in interest income was attributed to an increase in the average outstanding balance of net loans receivable to $49.4 million for the quarter ended September 30, 1999 from $41.8 million for the quarter ended September 30, 1998. The increase in the average outstanding balance of net loans receivable is primarily attributed to the positive impact of lower interest rates on aggregate loan demand between the two periods. The increase in the average outstanding balance of net loans receivable offset a decrease in the average yield earned on loans receivable to 7.26% for the quarter ended September 30, 1999 from 7.64% for the quarter ended September 30, 1998.

Interest on mortgage-backed securities decreased $58,000, or 16.8%, for the quarter ended September 30, 1999 from the comparable quarter in 1998. The decrease in interest income is attributed to a decline in the average balance of mortgage-backed securities as well as a reduction in the average yield earned on mortgage-backed securities in the quarter ended September 30, 1999 as compared with the same period last year. For the quarter ended September 30, 1999, the average balance of mortgage-backed securities declined $2.6 million to $18.0 million from $20.6 million in the prior year quarter. However, the Company made a significant additional investment in mortgage-backed securities just prior to the end of the quarter. The average yield earned on mortgage-backed securities also decreased to 6.34% for the quarter ended September 30, 1999 from 6.67% for the quarter ended September 30, 1998.

Interest earned on investment securities increased $36,000, or 11.8%, for the quarter ended September 30, 1999 from the quarter ended September 30, 1998. The increase in interest income is attributed to a $3.8 million increase in the average balance of investment securities to $25.0 million for the quarter ended September 30, 1999 from $21.2 million during the same period last year. The increase in the average balance of investment securities offsets a decline in the average yield earned on investment securities to 5.53% for the quarter ended September 30, 1999 from 5.83% for the quarter ended September 30, 1998.

Interest earned on interest bearing deposits increased $78,000, or 20.1%, for the quarter ended September 30, 1999 from the same quarter in 1998. The increase in interest income on interest bearing deposits is attributed to a $9.5 million increase in the average outstanding balance of interest bearing deposits to $38.2 million for the quarter ended September 30, 1999 compared to $28.7 million for the quarter ended September 30, 1998. The increase in the average balance of interest bearing deposits during the quarter ended September 30, 1999 is primarily the result of increased deposit balances, as discussed above, and reduced loan demand as a result of higher market interest rates. The increase in the average balance of interest bearing deposits was partially offset by a decrease in the average yield earned on interest bearing deposits to 4.88% for the quarter ended September 30, 1999 from 5.43% for the quarter ended September 30, 1998.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Interest Expense

Interest expense increased $126,000, or 11.9%, for the quarter ended September 30, 1999 compared with the prior year quarter. The increase in interest expense is primarily attributable to an $18.1 million increase in the average balance of interest costing deposits to $119.6 million for the quarter ended September 30, 1999 from $101.5 million in the quarter ended September 30, 1998. The increase in the average balance of interest costing deposits is primarily the result of aggressive pricing and promotion of certificates of deposit at the Association's Homer Township banking facility, which opened for business in April 1999. The increase in the average balance of interest costing deposits was partially offset by a decrease in the average yield paid on interest costing deposits to 3.96% for the quarter ended September 30, 1999 from 4.18% for the quarter ended September 30, 1998.

Provisions for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Company made no provisions for loan losses out of income in either period based upon the absence of any specific asset quality problems, the current level of general loan loss reserves and management's assessment of the inherent risks in the loan portfolio. Non-performing loans, net of specific reserves, decreased to $383,000 at September 30, 1999 and consisted of $333,000 in four single family residential mortgage loans, $37,000 in one multi-family residential mortgage loan and $13,000 in non-mortgage loans. General loan loss reserves totaled $189,000 or 49.21% of net non-performing loans at September 30, 1999. At September 30, 1999, the Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

Non-Interest Income

Non-interest income decreased $115,000 to $231,000 for the quarter ended September 30, 1999 from $346,000 for the quarter ended September 30, 1998. The decrease in non-interest income was due primarily to a $48,000 decrease in loan fees and service charges, a combined $23,000 decrease in rental revenue and profit from real estate owned operations and sales, a $22,000 decrease in commission income and a $15,000 decrease in deposit related fees. The decrease in loan fees and service charges is primarily attributed to a decrease in loan origination activity from the prior year period as a result of higher long-term interest rates as compared with the prior year period. The decrease in commission income is the result of a $24,000 reduction in commissions on the sale of annuity products as higher long-term interest rates also dampened demand for annuity products. The decrease in deposit related fees is primarily attributed to reduced overdraft activity within the Association's demand deposit account base.

Non-Interest Expense

Non-interest expense increased $57,000 to $978,000 in the quarter ended September 30, 1999 compared to $921,000 in the 1998 quarter. The increase in non-interest expense in the current quarter is primarily the result of a $60,000 increase in office occupancy and equipment expenses, a $15,000 increase in advertising expense and a $5,000 increase in staffing costs. Both the increases in office occupancy and advertising expenses were the result of the operations of the Company's new full service branch banking facility in Homer Township,
Illinois,   which  opened  for  business  in  April  1999.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

These increases in non-interest expense were offset by a $23,000 decrease in data processing fees as a result of the elimination of a $27,000 de-conversion fee incurred during the quarter ended September 30, 1998. Other non-interest expense remained stable at $210,000 for the quarters ended September 30, 1999 and 1998 as a $43,000 increase in other operating expenses was offset by a $20,000 decrease in legal expense, a $20,000 decrease in real estate owned expenses and a $3,000 decrease in computer software and support expense.

Income Taxes

Income taxes decreased $49,000 to $24,000 in the quarter ended September 30, 1999 from $73,000 for same period last year. The decreased income tax provision was due primarily to the decrease in operating income in the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. In addition, the Association may borrow funds from the Federal Home Loan Bank ("FHLB") of Chicago. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. The Office of Thrift Supervision ("OTS") requires members of the FHLB system to maintain minimum levels of liquid assets. OTS regulations currently require the Association to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 1999, the Association's regulatory liquidity ratio was 63.9%. At such date, the Company had commitments to originate $1.3 million in loans, to sell $369,000 in loans, no commitments to purchase loans and no commitments to either purchase or sell securities.

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

At September 30, 1999, the Association had tangible and core capital of $8.8 million, or 6.2% of adjusted total assets, which was approximately $6.7 million and $3.1 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At September 30, 1999, the Association had total capital of $9.0 million (including $8.8 million in core capital) and risk-weighted assets of $44.6 million, or total capital of 20.1% of risk-weighted assets. This amount was $5.4 million above the 8.0% requirement in effect on that date.

             MIDLAND CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

From time to time, the Association is a party to legal proceedings wherein it enforces its security interest or is a defendant to certain lawsuits arising out of the ordinary course of its business. Neither the Company nor the Association believes that it is a party to any legal proceedings that, if adversely determined, would have a material adverse effect on its financial condition at this time.

Item 2.  CHANGES IN SECURITIES

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     See Exhibit Index.

(b)  No reports on Form 8-K were filed the quarter ended September 30, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION

11                 Computation of Per Share Earnings

27                 Financial Data Table

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    MIDLAND CAPITAL HOLDINGS CORPORATION
                                                Registrant



DATE:  November 12, 1999            By:  /s/ Paul Zogas
                                         --------------------------------
                                         Paul Zogas
                                          President, Chief Executive Officer
                                          and Chief Financial Officer



DATE:  November 12, 1999            By:  /s/ Charles Zogas
                                         --------------------------------
                                           Charles Zogas
                                           Executive Vice President and
                                           Chief Operating Officer