Form 10-Q
period 1999-12-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2000-02-14
CIK 1061234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ----------------------------

                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1999

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

Issuer's telephone number, including area code: (708) 598-9400

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No
                                                                       ---   ---
Transitional Small Business Disclosure Format.  Yes      No  (X)
                                                   ----      ----

Indicate the number of shares of each of the Issuer's classes of common stock as of the latest practicable date:

                          Common Stock, par value $.01
                                (Title of Class)

                    As of February 14, 2000, the Issuer had
                      363,975 shares of Common Stock issued
                                and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION


Part  I.  FINANCIAL INFORMATION
      PAGE

     Item 1.  Financial Statements
              Consolidated Statements of Financial Condition -
              December 31, 1999 (unaudited) and June 30,1999.................. 1

              Consolidated  Statements of Earnings -
              Three months ended  December 31, 1999 and 1998 and
              Six months ended December 31, 1999 and 1998 (unaudited)......... 2

              Consolidated Statements of Changes in Stockholders' Equity -
              Six months ended December 31, 1999 (unaudited).................. 3

              Consolidated  Statements of Cash Flows - Six months
              ended December 31, 1999 and 1998 (unaudited).................... 4

              Notes to Consolidated Financial Statements.................... 5-6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 7-13


Part II.  OTHER INFORMATION.................................................. 14

     Index to Exhibits....................................................... 15

CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Part I ~ FINANCIAL INFORMATION

Consolidated Statements of Financial Condition


Assets                                                         December 31,    June 30,
                                                                  1999           1999
                                                              ____________   ___________
                                                               (Unaudited)
Cash and amounts due from
  depository institutions                                     $  5,198,035     3,933,658
Interest-bearing deposits                                       32,465,241    31,086,638
Total cash and cash equivalents                                 37,663,276    35,020,296
Investment securities, held to maturity (fair value:
  December 31, 1999 - $19,836,719;
  June 30, 1999 - $19,933,594)                                  19,991,644    19,994,152
Investment securities available for sale, at fair value          4,986,918     5,098,307
Mortgage-backed securities, held to maturity (fair value:
  December 31, 1999 - $23,278,308;
  June 30, 1999 - $15,938,491)                                  23,462,275    15,881,826
Loans receivable (net of allowance for loan losses:
  December 31, 1999 - $371,363;
  June 30, 1999 - $365,863)                                     49,729,874    48,914,195
Loans receivable, held for sale                                    220,850       435,150
Real estate owned, net                                                   0       276,372
Stock in Federal Home Loan Bank of Chicago                         636,000       636,000
Office properties and equipment, net                             2,500,368     2,594,050
Accrued interest receivable                                        628,995       611,966
Prepaid expenses and other assets                                  679,886       730,969
Total assets                                                  $140,500,086   130,193,283


Liabilities and Stockholders' Equity

Liabilities:
Deposits                                                      $130,498,179   120,224,584
Advance payments by borrowers for taxes and insurance              650,181       570,814
Other liabilities                                                  334,254       402,356
Total liabilities                                              131,482,614   121,197,754

Stockholders' equity:
Preferred stock, $.01 par value:
  authorized 1,000,000 shares; none outstanding                      -             -
Common stock, $.01 par value: authorized 5,000,000
  shares; issued and outstanding 363,975 shares
  at December 31, 1998 and June 30, 1999                             3,640         3,640
Additional paid-in capital                                       3,274,654     3,271,315
Retained earnings - substantially restricted                     5,761,830     5,685,591
Accumulated other comprehensive income, net of income taxes          6,178        80,030
Common stock awarded by Bank Incentive Plan                        (28,830)      (45,047)
Total stockholders' equity                                       9,017,472     8,995,529
Total liabilities and stockholders' equity                    $140,500,086   130,193,283

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES


Consolidated Statements of Earnings

                                            Three Months Ended        Six Months Ended
                                                December 31,             December 31,
                                             1999        1998         1999        1998
                                           _________   _________    _________   _________

                                                (Unaudited)              (Unaudited)
Interest income:
  Interest on loans                       $  912,119     835,645    1,808,517   1,634,773
  Interest on mortgage-backed securities     383,572     321,627      669,381     665,231
  Interest on investment securities          344,820     302,718      690,379     611,926
  Interest on interest-bearing deposits      463,021     358,738      930,343     747,972
  Dividends on FHLB stock                     12,023       9,374       22,443      18,625
Total interest income                      2,115,555   1,828,102    4,121,063   3,678,527

Interest expense:
  Interest on deposits                     1,268,494   1,064,614    2,454,317   2,124,389
Total interest expense                     1,268,494   1,064,614    2,454,317   2,124,389

Net interest income                          847,061     763,488    1,666,746   1,554,138

Non-interest income:
  Loan fees and service charges               48,973      88,013       98,325     185,426
  Commission income                           14,090      19,165       34,011      61,386
  Profit on sale of loans                     13,841       9,438       27,195      26,491
  Profit (loss) on sale of REO                 1,444      (2,375)       2,252       9,903
  Deposit related fees                       123,532     122,136      251,236     264,403
  Other income                                19,253      39,117       39,063      73,999
Total non-interest income                    221,133     275,494      452,082     621,608

Non-interest expense:
  Staffing costs                             482,992     518,887      977,056   1,008,095
  Advertising                                 32,498      17,249       67,137      36,650
  Occupancy and equipment expenses           177,869     111,371      361,102     234,984
  Data processing                             40,819      46,450       80,953     110,084
  Federal deposit insurance premiums          17,549      15,489       33,815      30,815
  Provision for loss on REO                        0       1,528            0       1,528
  Other                                      191,996     197,950      401,690     407,521
Total non-interest expense                   943,723     908,924    1,921,753   1,829,677

Income before income taxes                   124,471     130,058      197,075     346,069
Income tax provision                          41,829      44,731       66,240     118,185
Net income                                $   82,642      85,327      130,835     227,884

Earnings per share (basic)                $     0.23        0.24          .36         .63
Earnings per share (diluted)              $     0.22        0.23          .36         .62
Dividends declared per common share       $     0.075       0.075        0.15        0.15


See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES


Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                         Accumulated   Common
                                    Additional              Other       stock
                            Common   Paid-In   Retained Comprehensive  awarded
                            Stock    Capital   Earnings    Income       by BIP   Total
                            ______  _________  _________ ____________  _______ _________

Balance at June 30, 1999    $3,640  3,271,315  5,685,591    80,030    (45,047) 8,995,529

Comprehensive Income:

  Net Income                                     130,835                         130,835

  Other comprehensive
    income, net of tax:

  Unrealized holding loss
    during the period                                      (73,852)              (73,852)
                                                 _______   _______               _______

Total comprehensive income                       130,835   (73,852)               56,983

  Tax benefit related to
    employee stock plan                3,339                                       3,339

  Amoritzation of award of
    BIP stock                                                          16,217     16,217

  Dividends declared on
    common stock ($0.15
    per share)                                   (54,596)                        (54,596)
                            _____  _________   _________   _______     ______  _________
Balance at
  December 31, 1999        $3,640  3,274,654   5,761,830     6,178    (28,830) 9,017,472





See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)                 Six Months Ended
                                                                     December 31,
                                                                  1999           1998
                                                               ___________    ___________

Cash flows from operating activities:
Net income                                                    $    130,835        227,884
Adjustments to reconcile net income to net cash from
 operating activities:
  Depreciation                                                     152,774         79,420
  Amortization of premiums and discounts on securities             (17,459)         4,638
  Amortization of cost of stock benefit plan                        16,217         16,217
  Profit on sale of real estate owned                               (2,252)        (9,903)
  Provision for loss on real estate owned                                0          1,528
  Proceeds from sale of loans held for sale                      2,519,800      3,216,475
  Origination of loans held for sale                            (2,305,500)    (3,047,825)
  Profit on sale of loans                                          (27,196)       (26,491)
  Decrease in accrued interest receivable                           17,029         11,420
  Increase in accrued interest payable                               1,934          2,844
  Decrease in deferred income on loans                              (8,731)       (73,332)
  (Increase) decrease in other assets                               85,603       (125,677)
  Increase (decrease) in other liabilities                         (70,036)       211,961
Net cash provided by operating activities                          493,018        489,159

Cash flows from investing activities:
  Purchase of mortgage backed securities, held to maturity     (10,007,275)    (1,101,593)
  Proceeds from repayments of mortgage backed securities,
    held to maturity                                             2,440,312      3,073,390
  Purchase of investment securities, held to maturity           (4,994,025)    (4,999,800)
  Proceeds from maturities of investment securities,
    held to maturity                                             5,000,000      5,000,000
  Purchase of Federal Home Loan Bank stock                               0        (17,800)
  Loan disbursements                                            (4,473,447)   (13,662,091)
  Loan repayments                                                3,668,651      5,804,641
  Proceeds from sale of real estate owned                          276,472        153,525
  Property and equipment expenditures                              (59,092)      (273,847)
Net cash provided for investing activities                      (8,148,404)    (6,023,575)

Cash flows from financing activities:
  Deposit receipts                                             212,883,144    193,917,682
  Deposit withdrawals                                         (204,936,047)  (189,781,894)
  Interest credited to deposit accounts                          2,326,498      2,002,046
  Payment of dividends                                             (54,596)       (54,596)
  Increase in advance payments by borrowers
    for taxes and insurance                                         79,367         58,473
Net cash provided by financing activities                       10,298,366      6,141,711

Increase in cash and cash equivalents                            2,642,980        607,295
Cash and cash equivalents at beginning of period                35,020,296     31,994,195
Cash and cash equivalents at end of period                    $ 37,663,276     32,601,490

Cash paid during period for interest                          $  2,452,383      2,121,545
Cash paid during period for income taxes                                 0        102,260


See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended December 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

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

Note D - Earnings Per Share
Earnings per share for the three month and six month periods ended December 31, 1999 and 1998 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

The principal asset of the Company is the outstanding stock of the Association. The Company presently has no separate operations and its business consists only of the business of the Association and its subsidiaries. All references to the Company, unless otherwise indicated, at or before July 23, 1998 refer to the Association. Midland Federal has been principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential mortgage loans, and to a lesser extent, consumer, multi-family and other loans in its primary market area. The Association also has made substantial investments in mortgage-backed securities, investment securities and liquid assets. Midland Federal also operates a wholly-owned subsidiary, Midland Service Corporation that owns and operates MS Insurance Agency, Inc., a full service retail insurance agency.

The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Township, Illinois. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1999, Midland Federal's capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 6.28% and a risk-based capital ratio of 20.52%.

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

FINANCIAL CONDITION
During the six months ended December 31, 1999, total assets of the Company increased by $10.3 million to $140.5 million from $130.2 million at June 30, 1999. Net loans receivable and loans available for sale increased $601,000 to $50.0 million at December 31, 1999 as loan disbursements of $6.8 million more than offset loan repayments of $3.7 million and loan sales of $2.5 million. The balance of mortgage-backed securities increased by $7.6 million to $23.5 million as a result of purchases of mortgage-backed securities in the amount of $10.0 million, which exceeded repayments of mortgage-backed securities in the amount of $2.4 million during the six months ended December 31, 1999. The balance of cash and cash equivalents increased by $2.6 million to $37.7 million at December 31, 1999. The increase in mortgage-backed securities as well as the increase in cash and cash equivalents was primarily funded by an increase in deposits in the amount of $10.3 million to $130.4 million at December 31, 1999. The balance of investment securities remained relatively unchanged at $25.0 million during the six months ended December 31, 1999. The weighted average remaining maturity of the Company's investment securities portfolio at December 31, 1999 was 2.0 years.

As discussed above, deposits for the six months ended December 31, 1999 increased $10.3 million as deposit activity of $212.9 million and interest credited to deposits in the amount of $2.3 million exceeded withdrawal activity of $204.9 million. The net increase in savings deposits is attributed to a $10.6 million increase in certificate of deposit accounts and a $1.2 million increase in transaction deposits including money market accounts offset by a $1.5 million decrease in passbook accounts. The net increase in savings deposits is primarily attributed to aggressive pricing and promotion of certificate of deposit rates at the Company's new branch banking office in Homer Township, Illinois.

Total stockholders' equity for the six months ended December 31, 1999 increased by $22,000 to $9.0 million primarily as a result of earnings in the amount of $131,000 and a $16,000 reduction in the unamortized cost of the Association's Bank Incentive Plan offset by a $74,000 market adjustment from securities available for sale, net of income taxes, and dividends paid on common stock in the amount of $54,000.

RESULTS OF OPERATIONS
The Company had net income of $83,000 for the quarter ended December 31, 1999 compared to net income of $85,000 for the quarter ended December 31, 1998. The decline in net income in the current quarter is the result of a $54,000 decrease in non-interest income and a $35,000 increase in non-interest expense offset by an $84,000 increase in net interest income and a $3,000 decrease in income taxes.

For the six months ended December 31, 1999 the Company had net income of $131,000 compared to net income of $228,000 for the six months ended December 31, 1998. The decline in net income in the current six month period is the result of a $170,000 decrease in non-interest income and a $92,000 increase in non-interest expense offset by a $113,000 increase in net interest income and a $52,000 decrease in income taxes. For a discussion on the decrease in non-interest income and the increase in non-interest expense that occurred in both the three and six month periods ended December 31, 1999, see "Non-Interest Income" and "Non-Interest Expense."

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)
The increase in net-interest income in both the three and six month periods ended December 31, 1999 was primarily the result of an increase in the average balance of interest earning assets in both periods. For the three months ended December 31, 1999 the average balance of interest earning assets increased $18.6 million to $133.1 million from $114.5 million during the same period last year, and for the six months ended December 31, 1999, the average balance of interest earning assets increased $18.5 million to $132.2 million from $113.7 million in the prior year period. The increase in the average balance of interest earning assets in both the three and six months ended December 31, 1999 was funded by an increase in deposit liabilities that occurred between the current and the prior year periods.

The increases in the average balance of interest earning assets in both the three and six month periods ended December 31, 1999 offset decreases in net interest margin and interest rate spread that also occurred in both periods. Net interest margin and interest rate spread decreased to 2.55% and 2.50%, respectively for the three months ended December 31, 1999 from 2.67% and 2.60%, respectively, for the three months ended December 31, 1999. For the six months ended December 31, 1999 net interest margin and interest rate spread decreased to 2.52% and 2.46%, respectively, compared to 2.73% and 2.64%, respectively, in the prior year six month period. The declines in net interest margin and interest rate spread that occurred in both the three and six month periods ended December 31, 1999, compared with the prior year periods, were attributed to lower yields in the Company's loan and securities portfolios as well as a higher percentage of certificate of deposits within the Company's deposit liability mix.

The ratio of average interest earning assets to average interest bearing liabilities also decreased in both the three and six month periods ended December 31, 1999 to 108.86% and 110.43%, respectively, from 109.31% and 110.85%, respectively, in the prior year periods.

Interest Income
Interest income increased $287,000, or 15.7%, for the quarter ended December 31, 1999 from the comparable year earlier period. The increase in interest income was primarily the result of an $18.6 million increase in the average outstanding balance of interest earning assets, discussed above, which was partially offset by a decrease in the average yield earned on interest earning assets to 6.36% for the quarter ended December 31, 1999 compared to 6.39% in the year earlier period.

For the six months ended December 31, 1999 interest income increased $442,000 or 12.0% from the 1998 period. The increase in interest income for the current six month period was the result of an $18.5 million increase in the average outstanding balance of interest earning assets, discussed above, offset by a decrease in the average yield earned on interest earning assets to 6.23% from 6.47% in the 1998 period.

Interest on loans receivable increased $76,000, or 9.2%, in the quarter ended December 31, 1999, compared with the prior year quarter, as a result of an increase in the average outstanding balance of net loans receivable to $50.1 million from $45.0 million in the 1998 quarter. The increase in the average outstanding balance of net loans receivable offset a decrease in the average yield earned on net loans receivable to 7.28% for the quarter ended December 31, 1999 from 7.43% for the prior year quarter. The decline in the average yield earned on net loans receivable was primarily the result of lending activity that occurred at lower market interest rates between the current and prior year periods.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)
Interest on mortgage-backed securities increased $62,000, or 19.3%, for the quarter ended December 31, 1999 from the year earlier period. The increase in interest income was the result of a $4.5 million increase in the average outstanding balance of mortgage-backed securities to $23.8 million for the quarter ended December 31, 1999 from $19.3 million for the comparable prior year period. The increase in the average outstanding balance of mortgage-backed securities offset a decline in the average yield earned on mortgage-backed securities to 6.45% from 6.67% in the 1998 quarter.

Interest earned on investment securities increased $42,000, or 13.9%, for the quarter ended December 31, 1999 from the prior year period due to a $3.8 million increase in the average outstanding balance of investment securities to $25.0 million from $21.2 million in the 1998 quarter. The increase in the average outstanding balance of investment securities offset a decline in the average yield earned on investment securities to 5.51% for the quarter ended December 31, 1999 from 5.70% in the year earlier period.

Interest earned on interest bearing deposits increased $104,000, or 29.1%, for the quarter ended December 31, 1999 from the year earlier period. The increase in interest income was the result of an increase in both the average outstanding balance of interest bearing deposits as well as the average yield earned on interest bearing deposits. For the quarter ended December 31, 1999, the average outstanding balance of interest bearing deposits increased $5.1 million to $33.6 million from $28.5 million in the 1998 quarter and the average yield earned on interest bearing deposits increased to 5.51% from 5.04% in the year earlier period.

For the six months ended December 31, 1999 interest on loans receivable increased $174,000 from the comparable prior year period. The increase in interest income was due to a $6.3 million increase in the average outstanding balance of loans receivable to $49.7 million from $43.4 million for the six months ended December 31, 1998. The $6.3 million increase in the average outstanding balance of loans receivable offset a decrease in the average yield earned on loans receivable to 7.27% for the six months ended December 31, 1999 from 7.54% in the prior year period. The growth in the Company's loan portfolio is attributed to direct marketing of the Company's loan products.

For the six months ended December 31, 1999 interest earned on mortgage backed securities increased $4,000 to $669,000. The primary factor for the increase in interest income was a $951,000 increase in the average outstanding balance of mortgage-backed securities to $20.9 million for the six months ended December 31, 1999 from $19.9 million for the comparable prior year period. The increase in the average outstanding balance of mortgage-backed securities offset a decline in the average yield earned on mortgage-backed securities to 6.40% for the six months ended December 31, 1999 from 6.67% in the 1998 period.

For the six months ended December 31, 1999 interest earned on investment securities increased $78,000 to $690,000 from $612,000 for the six months ended December 31, 1998. The primary factor for the increase in interest income was a $3.8 million increase in the average outstanding balance of investment securities to $25.0 million for the six months ended December 31, 1999 from $21.2 million for the prior year period. The increase in the average outstanding balance of investment securities was offset by a decrease the average yield earned on investment securities to 5.51% for the six months ended December 31, 1999 from 5.76% in the comparable prior year period. The decrease in the average yield on the Association's investment securities was the result of lower reinvestment yields on maturing investment securities with the same original terms to maturity.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)
For the six months ended December 31, 1999 interest earned on interest bearing deposits increased $182,000 to $930,000 from $748,000 for the year earlier period. The increase in interest income is primarily attributed to a $7.3 million increase in the average outstanding balance of interest bearing deposits to $35.9 million for the current six month period from $28.6 million for the year earlier period. The increase in the average outstanding balance of interest bearing deposits more than offset a decrease in the average yield earned on interest bearing deposits to 5.20% for the six months ended December 31, 1999 from 5.24% in the year earlier period. The Company has historically maintained a relatively high level of cash equivalents and other short term investments in an attempt to control interest rate risk.

Interest Expense
Interest expense increased $204,000, or 19.2%, for the quarter ended December 31, 1999 compared to the prior year quarter. The increase in interest expense was the result of an $18.6 million increase in the average balance of interest costing deposits to $122.3 million in the current year period from $103.7 million in the prior year period. The average yield paid on interest costing deposits also increased slightly to 4.15% in the current year period from 4.11% in the 1998 quarter.

For the six months ended December 31, 1999 interest expense increased $330,000, or 15.5%, from the prior year period. This increase in interest expense was the result of an $18.4 million increase in the average outstanding balance of interest costing deposits to $121.0 million for the current period from $102.6 million for the year earlier period. The increase in the average outstanding balance of interest costing deposits was offset by a decrease in the average yield paid on interest costing deposits to 4.06% for current year period from 4.14% in the prior year period.

Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Company made no provisions for loan losses out of income in either period based upon the absence of any specific asset quality problems, the current level of general loan loss reserves and management's assessment of the inherent risks in the loan portfolio. Non-performing loans, net of specific reserves, decreased to $108,000 at December 31, 1999 and consisted of $57,000 in one single family residential mortgage loan, $38,000 in one multi-family residential mortgage loan and $13,000 in non-mortgage loans. At December 31, 1999, general loan loss reserves totaled $184,000, which amount was .74% of total loans and 170.94% of net non-performing loans. At December 31, 1999, the Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Non-Interest Income
Non-interest income decreased $54,000 to $221,000 for the quarter ended December 31, 1999 from $275,000 for the prior year quarter. The decrease in non-interest income was due primarily to a $39,000 decrease in loan fees and service charges, a combined $16,000 decrease in rental revenue and profit from real estate owned operations and sales and a $5,000 decrease in commission income offset by a $4,000 increase in profit on the sale of loans. The decrease in loan fees and service charges was attributed to a decline in loan origination activity caused by higher market interest rates.

For the six months ended December 31, 1999 non-interest income decreased $170,000 to $452,000 from $622,000 in the year earlier period. The decrease in non-interest income in the current six month period is primarily the result of an $87,000 decrease in loan fees and service charges, a combined $39,000 decrease in rental revenue and profit from real estate owned operations and sales, a $27,000 decrease in commission income and a $13,000 decrease in deposit related fees compared with the prior year period.

Non-Interest Expense
Non-interest expense increased $35,000 to $944,000 in the quarter ended December 31, 1999 compared to $909,000 in the 1998 quarter. The increase in non-interest expense in the current quarter is primarily the result of a $66,000 increase in office occupancy and equipment expenses and a $15,000 increase in advertising expense. These increases in non-interest expense were offset by a $36,000 decrease in staffing costs, a $6,000 decrease in data processing fees and a $6,000 decrease in other operating expenses.

For the six months ended December 31, 1999 non-interest expense increased $92,000 to $1.9 million from $1.8 million in the prior year period. The primary factors for the increase in non-interest expense in the current six month period were a $126,000 increase in occupancy and equipment expense and a $30,000 increase in advertising expenses, offset by a $31,000 decrease in staffing costs, a $29,000 decrease in data processing fees and a $6,000 decrease in other operating expenses, compared with the prior year period.

Both the increases in office occupancy and advertising expenses in the three and six month periods ended December 31, 1999 were the result of the operations of the Company's new full service branch banking facility in Homer Township, Illinois, which opened for business in April 1999. The decrease in data processing fees in both current year periods was the result of the elimination of a $38,000 de-conversion fee incurred in the quarter ended December 31, 1998 when the Company converted its on-line data processing systems to another service provider.

Income Taxes
Income taxes decreased to $42,000 in the quarter ended December 31, 1999 from $45,000 for the prior year quarter. For the six months ended December 31, 1999 income taxes decreased to $66,000 compared to $118,000 in the prior year period. The decreased income tax provision was due primarily to the decrease in operating income in both periods as compared to the prior year periods.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. In addition, the Association may borrow funds from the FHLB of Chicago. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds,
(ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. The OTS requires members of the FHLB system to maintain minimum levels of liquid assets. OTS regulations currently require the Association to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 1999, the Association's regulatory liquidity ratio was 53.1%. The Company had outstanding commitments to originate $1.2 million in loans and to sell $221,000 in loans at December 31, 1999.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificate of deposits and deposit withdrawals, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. At December 31, 1999 the Association had $58.5 million of certificates of deposit maturing in one year or less. The Company considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

At December 31, 1999 the Association had tangible and core capital of $8.8 million, or 6.3% of adjusted total assets, which was approximately $6.7 million and $4.6 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At December 31, 1999 the Association had total capital of $9.0 million (including $8.8 million in core capital) and risk-weighted assets of $44.0 million, or total capital of 20.5% of risk-weighted assets. This amount was $5.5 million above the 8.0% requirement in effect on that date.

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

Item 2.  CHANGES IN SECURITIES
Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS On October 20, 1999 the shareholders held their annual meeting to consider and act upon the election of Mr. Michael J. Kukanza and Mr. Richard Taylor to serve as directors for terms of three years and the ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2000. Both of the foregoing items were approved by the shareholders at the meeting by the following vote totals based upon 363,975 shares outstanding and entitled to vote at the meeting.

I.    Election of Directors - 337,164 shares voted, as follows:
      Michael J. Kukanza:     337,164 votes FOR; -0- votes withheld.
      Richard Taylor:         337,164 votes FOR; -0- votes withheld.

II. Ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2000 (Compass) 337,164 shares voted, as follows:
      FOR:        337,164
      AGAINST:    -0-
      ABSTAIN:    -0-

Item 5.  OTHER INFORMATION
Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Computation of earnings per share (Exhibit 11 filed herewith).
(b) Financial data schedule (Exhibit 27 filed herewith).
(c) No reports on Form 8-K were filed this quarter.

INDEX TO EXHIBITS

Exhibit
Number      Description
--------    ------------
11          Computation of Per Share Earnings

27          Financial Data Table

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            MIDLAND CAPITAL HOLDINGS CORPORATION
                            ------------------------------------
                            Registrant



DATE:  February 14, 2000    BY: /s/ Paul Zogas
                                -------------------------------------
                                Paul Zogas
                                President, Chief Executive Officer
                                and Chief Financial Officer



DATE:  February 14, 2000    BY: /s/ Charles Zogas
                                -------------------------------------
                                Charles Zogas
                                Executive Vice President and
                                Chief Operating Officer