Form 10QSB
period 2000-03-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2000-05-15
CIK 1061234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

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

                       As of May 15, 2000, the Issuer had
             363,975 shares of Common Stock issued and outstanding.

                      MIDLAND CAPITAL HOLDINGS CORPORATION


Part  I.  FINANCIAL INFORMATION                                             PAGE

     Item 1.  Financial Statements
              Consolidated Statements of Financial Condition -
              March 31, 2000 (unaudited) and June 30, 1999.................... 1

              Consolidated Statements of Earnings -
              Three months ended March 31, 2000 and 1999 and
              Nine months ended March 31, 2000 and 1999 (unaudited)........... 2

              Consolidated Statements of Changes in Stockholders' Equity -
              Nine months ended March 31, 2000 (unaudited).................... 3

              Consolidated Statements of Cash Flows - Nine months
              ended March 31, 2000 and 1999 (unaudited)....................... 4

              Notes to Consolidated Financial Statements.................... 5-6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 7-13


Part II.  OTHER INFORMATION.................................................. 14

     Index to Exhibits....................................................... 15

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Part I  FINANCIAL INFORMATION

Consolidated Statements of Financial Condition


Assets                                                          March 31,        June 30,
------                                                            2000             1999
                                                               ------------     -----------
                                                               (Unaudited)
Cash and amounts due from
  depository institutions                                     $  2,765,496        3,933,658
Interest-bearing deposits                                       36,948,211       31,086,638
Total cash and cash equivalents                                 39,713,707       35,020,296
Investment securities, held to maturity (fair value:
  March 31, 2000 - $19,828,906;
  June 30, 1999 - $19,933,594)                                  19,989,221       19,994,152
Investment securities available for sale, at fair value          5,031,892        5,098,307
Mortgage-backed securities, held to maturity (fair value:
  March 31, 2000 - $22,270,109;
  June 30, 1999 - $15,938,491)                                  22,515,911       15,881,826
Loans receivable (net of allowance for loan losses:
  March 31, 2000 - $371,813;
  June 30, 1999 - $365,863)                                     49,927,553       48,914,195
Loans receivable, held for sale                                    198,515          435,150
Real estate owned, net                                                   0          276,372
Stock in Federal Home Loan Bank of Chicago                         636,000          636,000
Office properties and equipment, net                             2,448,737        2,594,050
Accrued interest receivable                                        715,327          611,966
Prepaid expenses and other assets                                  795,853          730,969
                                                              ------------      -----------
Total assets                                                  $141,972,716      130,193,283
                                                              ------------      -----------

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
Deposits                                                      $132,069,002      120,224,584
Advance payments by borrowers for taxes and insurance              384,245          570,814
Other liabilities                                                  395,028          402,356
                                                              ------------      -----------
Total liabilities                                              132,848,275      121,197,754
                                                              ------------      -----------

Stockholders' equity:
Preferred stock, $.01 par value:
  authorized 1,000,000 shares; none outstanding                      -                 -
Common stock, $.01 par value: authorized 5,000,000
  shares; issued and outstanding 363,975 shares
  at March 31, 2000 and June 30, 1999                                3,640            3,640
Additional paid-in capital                                       3,274,654        3,271,315
Retained earnings - substantially restricted                     5,831,146        5,685,591
Accumulated other comprehensive income, net of income taxes         35,723           80,030
Common stock awarded by Bank Incentive Plan                        (20,722)         (45,047)
                                                              ------------      -----------
Total stockholders' equity                                       9,124,441        8,995,529
                                                              ------------      -----------
Total liabilities and stockholders' equity                    $141,972,716      130,193,283
                                                              ------------      -----------
See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES


Consolidated Statements of Earnings

                                            Three Months Ended       Nine Months Ended
                                                 March 31,                March 31,
                                             2000        1999         2000        1999
                                           ---------   ---------    ---------   ---------
                                                (Unaudited)              (Unaudited)

Interest income:
  Interest on loans                       $  931,169     895,134    2,739,685   2,529,907
  Interest on mortgage-backed securities     374,697     286,659    1,044,079     951,890
  Interest on investment securities          347,917     296,586    1,038,296     908,512
  Interest on interest-bearing deposits      490,327     329,376    1,420,670   1,077,348
  Dividends on FHLB stock                     11,069       8,812       33,512      27,437
                                           ---------   ---------    ---------   ---------
Total interest income                      2,155,179   1,816,567    6,276,242   5,495,094
                                           ---------   ---------    ---------   ---------
Interest expense:
  Interest on deposits                     1,259,805   1,026,410    3,714,122   3,150,800
                                           ---------   ---------    ---------   ---------
Total interest expense                     1,259,805   1,026,410    3,714,122   3,150,800
                                           ---------   ---------    ---------   ---------

Net interest income                          895,374     790,157    2,562,120   2,344,294
                                           ---------   ---------    ---------   ---------

Non-interest income:
  Loan fees and service charges               34,017      72,888      132,343     258,314
  Commission income                           15,406      29,008       49,416      90,394
  Profit on sale of loans                      5,893      12,799       33,088      39,290
  Profit on sale of REO                        1,108           0        3,360       9,903
  Deposit related fees                       124,815     135,510      376,051     399,913
  Other income                                19,160      51,580       58,223     125,580
                                           ---------   ---------    ---------   ---------
Total non-interest income                    200,399     301,785      652,481     923,394
                                           ---------   ---------    ---------   ---------
Non-interest expense:
  Staffing costs                             489,408     492,742    1,466,465   1,500,836
  Advertising                                 23,232      17,559       90,369      54,208
  Occupancy and equipment expenses           180,640     152,349      541,742     387,334
  Data processing                             49,422      47,405      130,374     157,489
  Federal deposit insurance premiums           6,914      16,709       40,729      47,524
  Provision for loss on REO                        0           0            0       1,528
  Other                                      200,342     191,554      602,032     599,076
                                           ---------   ---------    ---------   ---------
Total non-interest expense                   949,958     918,318    2,871,711   2,747,995
                                           ---------   ---------    ---------   ---------

Income before income taxes                   145,815     173,624      342,890     519,693
Income tax provision                          49,200      59,043      115,440     177,228
                                          ----------   ---------    ---------   ---------
Net income                                $   96,615     114,581      227,450     342,465
                                          ----------   ---------    ---------   ---------

Earnings per share (basic)                $     0.27        0.31          .62         .94
                                          ----------   ---------    ---------   ---------
Earnings per share (diluted)              $     0.26        0.31          .62         .93
                                          ----------   ---------    ---------   ---------
Dividends declared per common share       $     0.075       0.075        0.225       0.225
                                          ----------   ---------    ---------   ---------



See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES


Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                         Accumulated   Common
                                    Additional              Other       stock
                            Common   Paid-In   Retained Comprehensive  awarded
                            Stock    Capital   Earnings    Income       by BIP   Total
                            ------  ---------  --------- ------------  ------- ---------
Balance at June 30, 1999    $3,640  3,271,315  5,685,591    80,030    (45,047) 8,995,529

Comprehensive Income:

  Net Income                                     227,450                         227,450

  Other comprehensive
    income, net of tax:

  Unrealized holding loss
    during the period                                      (44,307)              (44,307)
                                                 -------   -------               -------

Total comprehensive income                       227,450   (44,307)              183,143

  Tax benefit related to
    employee stock plan                3,339                                       3,339

  Amoritzation of award of
    BIP stock                                                          24,325     24,325

  Dividends declared on
    common stock ($0.225
    per share)                                   (81,895)                        (81,895)
                            -----  ---------   ---------   -------     ------  ---------
Balance at March 31, 2000  $3,640  3,274,654   5,831,146    35,723    (20,722) 9,124,441




See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)                       Nine Months Ended
                                                                            March 31,
                                                                   2000             1999
                                                              - ----------       -----------
Cash flows from operating activities:
Net income                                                    $    227,450        342,465
Adjustments to reconcile net income to net cash from
 operating activities:
  Depreciation                                                     231,443        127,450
  Amortization of premiums and discounts on securities             (31,518)         4,999
  Amortization of cost of stock benefit plan                        24,325         24,326
  Profit on sale of real estate owned                               (3,360)        (9,903)
  Provision for loss on real estate owned                                0          1,528
  Proceeds from sale of loans held for sale                      2,974,000      4,158,025
  Origination of loans held for sale                            (2,737,365)    (3,805,025)
  Profit on sale of loans                                          (33,088)       (39,290)
  (Increase) decrease in accrued interest receivable              (103,361)        11,339
  Increase in accrued interest payable                               6,985          3,601
  Decrease in deferred income on loans                              (5,205)      (108,567)
  Increase in other assets                                          (8,971)      (586,509)
  Decrease in other liabilities                                    (10,974)       (11,586)
                                                             -------------    -----------
Net cash provided by operating activities                          530,361        112,853
                                                             -------------    -----------

Cash flows from investing activities:
  Purchase of mortgage backed securities, held to maturity     (10,007,275)    (1,101,593)
  Proceeds from repayments of mortgage backed securities,
    held to maturity                                             3,398,796      4,888,227
  Purchase of investment securities, held to maturity           (7,489,875)    (7,499,375)
  Proceeds from maturities of investment securities,
    held to maturity                                             7,500,000      7,500,000
  Purchase of Federal Home Loan Bank stock                               0        (17,800)
  Loan disbursements                                            (6,440,720)   (19,455,588)
  Loan repayments                                                5,435,828      8,944,574
  Proceeds from sale of real estate owned                          276,472        153,525
  Property and equipment expenditures                              (86,130)      (353,913)
                                                            --------------    -----------
Net cash provided for investing activities                      (7,412,904)    (6,941,943)
                                                            --------------    -----------

Cash flows from financing activities:
  Deposit receipts                                             323,178,251    284,720,430
  Deposit withdrawals                                         (314,853,203)  (281,504,909)
  Interest credited to deposit accounts                          3,519,370      2,973,883
  Payment of dividends                                             (81,895)       (81,895)
  Decrease in advance payments by borrowers
    for taxes and insurance                                       (186,569)      (181,175)
                                                            --------------    -----------
Net cash provided for financing activities                      11,575,954      5,926,334
                                                            --------------    -----------

Increase (decrease) in cash and cash equivalents                 4,693,411       (902,756)
Cash and cash equivalents at beginning of period                35,020,296     31,994,195
                                                            --------------    -----------
Cash and cash equivalents at end of period                    $ 39,713,707     31,091,439
                                                            --------------    -----------

Cash paid during period for interest                          $  3,707,137      3,147,199
Cash paid during period for income taxes                            20,000        120,260


See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

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

Note D - Earnings Per Share

     Earnings per share for the three month and nine month periods ended March 31, 2000 and 1999 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

     The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Township, Illinois. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2000, Midland Federal's capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 6.23% and a risk-based capital ratio of 19.98%.

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

FINANCIAL CONDITION

     During the nine months ended March 31, 2000, total assets of the Company increased by $11.8 million to $142.0 million from $130.2 million at June 30, 1999. Net loans receivable and loans available for sale increased $777,000 to $50.1 million at March 31, 2000 as loan disbursements of $9.2 million more than offset loan repayments of $5.4 million and loan sales of $3.0 million. The Company purchased $10.0 million of fixed rate, 5 year balloon, mortgage-backed securities during the nine months ended March 31, 2000, which purchases more than offset repayments of mortgage-backed securities totaling $3.4 million during the period. The balance of cash and cash equivalents increased by $4.7 million to $39.7 million at March 31, 2000. The $6.6 million increase in mortgage-backed securities as well as the $4.7 million increase in cash and cash equivalents was primarily funded by an increase in deposits in the amount of $11.8 million to $132.1 million at March 31, 2000. The balance of investment securities remained relatively unchanged at $25.0 million during the nine months ended March 31, 2000. The weighted average remaining maturity of the Company's investment securities portfolio at March 31, 2000 was 1.9 years.

     As discussed above, deposits for the nine months ended March 31, 2000 increased $11.8 million as deposit activity of $323.2 million and interest credited to deposits in the amount of $3.5 million exceeded withdrawal activity of $314.9 million. The net increase in savings deposits is attributed to an $8.4 million increase in certificate of deposit accounts, a $2.9 million increase in money market accounts and a $1.1 million increase in transaction deposits offset by a $590,000 decrease in passbook accounts. The net increase in savings deposits is primarily attributed to aggressive pricing and promotion of certificate of deposit rates at the Company's new branch banking office in Homer Township, Illinois.

     Total stockholders' equity for the nine months ended March 31, 2000 increased by $129,000 to $9.1 million primarily as a result of earnings in the amount of $227,000 and a $24,000 reduction in the unamortized cost of the Association's Bank Incentive Plan offset by a $44,000 market adjustment from securities available for sale, net of income taxes, and dividends paid on common stock in the amount of $82,000.

RESULTS OF OPERATIONS

     The Company had net income of $97,000 for the quarter ended March 31, 2000 compared to net income of $115,000 for the quarter ended March 31, 1999. The decline in net income in the current quarter is the result of a $101,000 decrease in non-interest income and a $32,000 increase in non-interest expense offset by a $105,000 increase in net interest income and a $10,000 decrease in income taxes.

     For the nine months ended March 31, 2000 the Company had net income of $227,000 compared to net income of $342,000 for the nine months ended March 31, 1999. The decline in net income in the current nine month period is the result of a $271,000 decrease in non-interest income and a $124,000 increase in non-interest expense offset by a $218,000 increase in net interest income and a $62,000 decrease in income taxes. For a discussion on the decrease in non-interest income and the increase in non-interest expense that occurred in both the three and nine month periods ended March 31, 2000, see "Non-Interest Income" and "Non-Interest Expense."

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

     The increase in net-interest income in both the three and nine month periods ended March 31, 2000 was primarily the result of an increase in the average balance of interest earning assets in both periods. For the three months ended March 31, 2000 the average balance of interest earning assets increased $18.2 million to $134.3 million from $116.1 million during the same period last year, and for the nine months ended March 31, 2000, the average balance of interest earning assets increased $18.4 million to $132.9 million from $114.5 million in the prior year period. The increase in the average balance of interest earning assets in both the three and nine months ended March 31, 2000 was funded by an increase in deposit liabilities that occurred between the current and the prior year periods.

     The increases in the average balance of interest earning assets in both the three and nine month periods ended March 31, 2000 offset decreases in net interest margin and interest rate spread that also occurred in both periods. Net interest margin and interest rate spread decreased to 2.67% and 2.58%, respectively for the three months ended March 31, 2000 from 2.72% and 2.65%, respectively, for the three months ended March 31, 1999. For the nine months ended March 31, 2000, net interest margin and interest rate spread decreased to 2.57% and 2.50%, respectively, compared to 2.73% and 2.64%, respectively, in the prior year nine month period. The declines in net interest margin and interest rate spread that occurred in both the three and nine month periods ended March 31, 2000, compared with the prior year periods, were attributed to a higher percentage of certificates of deposit and money market accounts within the Company's total deposit liabilities which resulted in higher funding costs on total deposits.

     The ratio of average interest earning assets to average interest bearing liabilities decreased slightly in both the three and nine month periods ended March 31, 2000 to 110.09% and 109.57%, respectively, from 110.65% and 110.78%, respectively, in the prior year periods.

Interest Income

     Interest income increased $339,000, or 18.6%, for the quarter ended March 31, 2000 from the comparable year earlier period. The increase in interest income was primarily the result of an $18.2 million increase in the average outstanding balance of interest earning assets, discussed above, as well as an increase in the average yield earned on interest earning assets to 6.42% for the quarter ended March 31, 2000 compared to 6.26% in the year earlier period.

     For the nine months ended March 31, 2000 interest income increased $781,000 or 14.2% from the 1999 period. The increase in interest income for the current nine month period was the result of an $18.4 million increase in the average outstanding balance of interest earning assets, discussed above, offset by a decrease in the average yield earned on interest earning assets to 6.29% from 6.40% in the 1999 period.

     Interest on loans receivable increased $36,000, or 4.0%, in the quarter ended March 31, 2000, compared with the prior year quarter, as a result of an increase in the average outstanding balance of net loans receivable to $50.2 million from $48.6 million in the 1999 quarter. The average yield earned on net loans receivable also increased to 7.42% for the quarter ended March 31, 2000 from 7.37% for the prior year quarter.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)

     Interest on mortgage-backed securities increased $88,000, or 30.7%, for the quarter ended March 31, 2000 from the year earlier period. The increase in interest income was the result of a $5.3 million increase in the average outstanding balance of mortgage-backed securities to $22.9 million for the quarter ended March 31, 2000 from $17.6 million for the comparable prior year period. The average yield earned on mortgage-backed securities also increased to 6.54% from 6.51% in the 1999 quarter.

     Interest earned on investment securities increased $51,000, or 17.3%, for the quarter ended March 31, 2000 from the prior year period due to a $3.8 million increase in the average outstanding balance of investment securities to $25.0 million from $21.2 million in the 1999 quarter. The increase in the average outstanding balance of investment securities offset a decline in the average yield earned on investment securities to 5.57% for the quarter ended March 31, 2000 from 5.60% in the year earlier period.

     Interest earned on interest bearing deposits increased $161,000, or 48.9%, for the quarter ended March 31, 2000 from the year earlier period. The increase in interest income was the result of an increase in both the average outstanding balance of interest bearing deposits as well as the average yield earned on interest bearing deposits. For the quarter ended March 31, 2000, the average outstanding balance of interest bearing deposits increased $7.4 million to $35.5 million from $28.1 million in the 1999 quarter and the average yield earned on interest bearing deposits increased to 5.52% from 4.69% in the year earlier period.

     For the nine months ended March 31, 2000 interest on loans receivable increased $210,000 from the comparable prior year period. The increase in interest income was due to a $4.8 million increase in the average outstanding balance of loans receivable to $49.9 million from $45.1 million for the nine months ended March 31, 1999. The $4.8 million increase in the average outstanding balance of loans receivable offset a decrease in the average yield earned on loans receivable to 7.32% for the nine months ended March 31, 2000 from 7.48% in the prior year period. The growth in the Company's loan portfolio is attributed to direct marketing of the Company's loan products.

     For the nine months ended March 31, 2000 interest earned on mortgage backed securities increased $92,000 to $1.0 million. The primary factor for the increase in interest income was a $2.4 million increase in the average outstanding balance of mortgage-backed securities to $21.6 million for the nine months ended March 31, 2000 from $19.2 million for the comparable prior year period. The increase in the average outstanding balance of mortgage-backed securities offset a decline in the average yield earned on mortgage-backed securities to 6.44% for the nine months ended March 31, 2000 from 6.62% in the 1999 period.

     For the nine months ended March 31, 2000 interest earned on investment securities increased $130,000 to $1.0 million. The primary factor for the increase in interest income was a $3.8 million increase in the average outstanding balance of investment securities to $25.0 million for the nine months ended March 31, 2000 from $21.2 million for the prior year period. The increase in the average outstanding balance of investment securities was offset by a decrease the average yield earned on investment securities to 5.53% for the nine months ended March 31, 2000 from 5.71% in the comparable prior year period. The decrease in the average yield on the Association's investment securities was the result of lower reinvestment yields, in the aggregate, on maturing investment securities with the same original terms to maturity.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)

     For the nine months ended March 31, 2000 interest earned on interest bearing deposits increased $343,000 to $1.4 million from $1.1 million for the year earlier period. The increase in interest income is primarily attributed to a $7.4 million increase in the average outstanding balance of interest bearing deposits to $35.8 million for the current nine month period from $28.4 million for the year earlier period. The average yield earned on interest bearing deposits also increased to 5.31% for the nine months ended March 31, 2000 from 5.05% in the year earlier period. The Company has historically maintained a relatively high level of cash equivalents and other short term investments in an attempt to control interest rate risk.

Interest Expense

     Interest expense increased $233,000, or 22.7%, for the quarter ended March 31, 2000 compared to the prior year quarter. The increase in interest expense was the result of a $17.1 million increase in the average balance of interest costing deposits to $122.0 million in the current year period from $104.9 million in the prior year period. The average yield paid on interest costing deposits also increased to 4.13% in the current year period from 3.91% in the 1999 quarter.

     For the nine months ended March 31, 2000 interest expense increased $563,000, or 17.9%, from the prior year period. This increase in interest expense was the result of a $17.9 million increase in the average outstanding balance of interest costing deposits to $121.3 million for the current period from $103.4 million for the year earlier period. The average yield paid on interest costing deposits also increased slightly to 4.08% for current year period from 4.07% in the prior year period.

Provisions for Losses on Loans

     The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Company made no provisions for loan losses out of income in either period based upon the absence of any specific asset quality problems, the current level of general loan loss reserves and management's assessment of the inherent risks in the loan portfolio. Non-performing loans, net of specific reserves, decreased from $223,000 at June 30, 1999 to $162,000 at March 31, 2000 and consisted of $85,000 in two single family residential mortgage loans, $38,000 in one multi-family residential mortgage loan and $39,000 in non-mortgage loans. At March 31, 2000, general loan loss reserves totaled $173,000, which amount was .74% of total loans and 107.21% of net non-performing loans. At March 31, 2000, the Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Non-Interest Income

     Non-interest income decreased $101,000 to $200,000 for the quarter ended March 31, 2000 from $302,000 for the prior year quarter. The decrease in non-interest income was due primarily to a $39,000 decrease in loan fees and service charges and a combined $23,000 decrease in rental revenue and profit from real estate owned operations and sales. Other factors contributing to the decrease in non-interest income were a $14,000 decrease in commission income, an $11,000 decrease in deposit related fees and a $7,000 decrease in profit on the sale of loans, all compared with the prior year period. The decrease in loan fees and service charges was attributed to a decline in loan origination activity caused by higher market interest rates.

     For the nine months ended March 31, 2000 non-interest income decreased $271,000 to $652,000 from $923,000 in the year earlier period. The decrease in non-interest income in the current nine month period is primarily the result of a $126,000 decrease in loan fees and service charges and a combined $65,000 decrease in rental revenue and profit from real estate owned operations and sales. A $41,000 decrease in commission income and a $24,000 decrease in deposit related fees also contributed to the decrease in non-interest income in the current nine month period compared with the prior year period.

Non-Interest Expense

     Non-interest expense increased $32,000 to $950,000 in the quarter ended March 31, 2000 compared to $918,000 in the 1999 quarter. The increase in non-interest expense in the current quarter is primarily the result of a $28,000 increase in office occupancy and equipment expenses, an $8,000 in increase in other operating expenses and a $6,000 increase in advertising expense. These increases in non-interest expense were offset by a $10,000 decrease in federal deposit insurance premiums and a $3,000 decrease in staffing costs, compared with the prior year period.

     For the nine months ended March 31, 2000 non-interest expense increased $124,000 to $2.9 million, compared with the prior year period. The primary factors for the increase in non-interest expense in the current nine month period were a $154,000 increase in occupancy and equipment expense and a $36,000 increase in advertising expenses, offset by a $34,000 decrease in staffing costs, a $27,000 decrease in data processing fees and a $7,000 decrease in federal deposit insurance premiums, compared with the prior year period.

     Both the increases in office occupancy and advertising expenses in the three and nine month periods ended March 31, 2000 were the result of the operations of the Company's new full service branch banking facility in Homer Township, Illinois, which opened for business in April 1999. The decrease in data processing fees in the nine month period ended March 31, 2000 was the result of the elimination of a $38,000 de-conversion fee incurred in the prior year period when the Company converted its on-line data processing systems to another service provider.

Income Taxes

     Income taxes decreased to $49,000 in the quarter ended March 31, 2000 from $59,000 for the prior year quarter. For the nine months ended March 31, 2000 income taxes decreased to $115,000 compared to $177,000 in the prior year period. The decreased income tax provision was due primarily to the decrease in operating income in both periods as compared to the prior year periods.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. In addition, the Association may borrow funds from the FHLB of Chicago. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. The OTS requires members of the FHLB system to maintain minimum levels of liquid assets. OTS regulations currently require the Association to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2000, the Association's regulatory liquidity ratio was 58.9%. The Company had outstanding commitments to originate $1.9 million in loans and to sell $199,000 in loans at March 31, 2000.

     The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificate of deposits and deposit withdrawals, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. At March 31, 2000 the Association had $56.5 million of certificates of deposit maturing in one year or less. The Company considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     At March 31, 2000 the Association had tangible and core capital of $8.9 million, or 6.2% of adjusted total assets, which was approximately $6.7 million and $4.6 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

     At March 31, 2000 the Association had total capital of $9.0 million (including $8.9 million in core capital) and risk-weighted assets of $45.3 million, or total capital of 20.0% of risk-weighted assets. This amount was $5.4 million above the 8.0% requirement in effect on that date.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Computation  of  earnings  per  share  (Exhibit  11  filed  herewith).
     (b)Financial data schedule  (Exhibit 27 filed herewith).
     (c) No reports on Form 8-K were filed this quarter.

                               INDEX TO EXHIBITS

Exhibit
Number           Description
----------     -----------------
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



                            MIDLAND CAPITAL HOLDINGS CORPORATION
                            ------------------------------------
                            Registrant



DATE:  May 15, 2000         BY: /s/ Paul Zogas
                                -------------------------------------
                                Paul Zogas
                                President, Chief Executive Officer
                                and Chief Financial Officer



DATE:  May 15, 2000         BY: /s/ Charles Zogas
                                -------------------------------------
                                Charles Zogas
                                Executive Vice President and
                                Chief Operating Officer

                      MIDLAND CAPITAL HOLDINGS CORPORATION

EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE


                                            Three Months Ended       Nine Months Ended
                                                 March 31,                March 31,
                                             2000        1999         2000        1999
                                           --------    --------     --------    --------

Net Income                                 $ 96,615    $114,581     $227,450    $342,465


Weighted average common shares
  outstanding for basic computation         363,975     363,975      363,975     363,975

Basic earnings per share                   $   0.27    $   0.31     $    .62    $    .94


Weighted average common shares
  outstanding for basic computation         363,975     363,975      363,975     363,975

Common stock equivalents due to
  dilutive effect of stock options            2,203       4,406        3,276       4,730

Weighted average common shares and
  equivalents outstanding for
  diluted computation                       366,178     368,381      367,251     368,705

Diluted earnings per share                 $   0.26    $   0.31      $  0.62     $  0.93

