Form 10KSB
period 2000-06-30
MIDLAND CAPITAL HOLDINGS CORP
filed 2000-09-28
CIK 1061234

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552


                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to ____________

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer had $372,000 in net income for the fiscal year ended June 30, 2000.

     As of June 30, 2000, there were issued and outstanding 363,975 shares of the Issuer's Common Stock. The Issuer's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer's voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-KSB - Annual Report to Stockholders for the Fiscal Year Ended June 30, 2000.

     PART III of Form 10-KSB - Proxy Statement for the 2000 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------

                                     PART I


Item 1.  Description of Business
--------------------------------

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

     The Association's primary market area consists of southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Burbank, Chicago Ridge, Lockport, Orland Park and Lemont which it serves through its main office in Bridgeview and three branch offices in southwest Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 2000, Midland Federal had $137.2 million of assets, deposits of $126.9 million and stockholders equity of $9.3 million.

     The main offices of the Company and the Association are located at 8929 South Harlem Avenue, Bridgeview, Illinois 60455 and their telephone number at that address is (708) 598-9400.

Forward-Looking Statements
--------------------------

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

Lending Activities
------------------

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

     Residential real estate loans are generally approved by the Loan Committee in amounts up to $350,000. Residential real estate loans may also be approved by the Chief Lending Officer in amounts up to $200,000 or the President in amounts up to $252,700 and then ratified by the Loan Committee or the Board of Directors. Residential real estate loans in amounts over $350,000 must be approved by the Board of Directors. Non-residential real estate loans are generally approved by the Board of Directors. Non-residential real estate loans may also be approved by the President in amounts up to $252,700 and then ratified by the Board of Directors. The Chief Lending Officer and the President each have approval authority for any consumer loans.

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

     At June 30, 2000, the Association had two borrowers with an outstanding loan balances in excess of $500,000. One loan totaled $1.1 million, and was secured by a 43 unit multi-family residential property in the Association's market area. This loan was made prior to the imposition of the regulatory limits described above, and is grandfathered. The other loan totaled $638,000 and was secured by a single family residence. Both loans are current and performing in accordance with their terms at June 30, 2000. See "-- Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

     Loan and Mortgage-backed Securities Portfolio Composition. The following table sets forth information concerning the composition of the Association's loan and mortgage-backed securities portfolios in dollar amounts and in percentages as of the dates indicated.


                                                                                           June 30,
                                                         ---------------------------------------------------------------------------
                                                                    2000                     1999                      1998
                                                         ---------------------------------------------------------------------------
                                                            Amount       Percent   Amount      Percent       Amount      Percent
                                                         ---------------------------------------------------------------------------
                                                                                     (Dollars in Thousands)
Real Estate Loans
-----------------
 One- to four-family.....................................   $49,545       91.84%  $46,032       92.28%      $35,030        87.82%
 Multi-family............................................     1,640        3.04     1,713        3.43         1,790         4.49
 Non-residential.........................................       440        0.82       223        0.45           244         0.61
 Construction............................................       486        0.90       ---         ---           450         1.13
                                                         ----------      ------   -------      ------       -------       ------
    Total mortgage loans.................................    52,111       96.60    47,968       96.16        37,514        94.05
                                                           --------      ------   -------      -------      -------       ------

Other Loans
-----------
 Consumer Loans:
  Deposit accounts.......................................       277        0.51       274        0.55           464         1.16
  Student................................................     1,016        1.88     1,167        2.34         1,316         3.30
  Automobile.............................................       323        0.60       274        0.55           372         0.93
  Credit card............................................        97        0.18        85        0.17            73         0.19
  Other..................................................        81        0.15        58        0.11            76         0.19
                                                         ----------      -------  -------      ------       -------        -----
     Total consumer loans................................     1,794        3.32     1,858        3.72         2,301         5.77
                                                          ---------      -------  --------     ------       -------        -----

  Commercial business loans..............................        41        0.08        58        0.12           71          0.18
                                                         ----------      -------  -------      ------       ------        ------
     Total loans receivable..............................    53,946      100.00%   49,884      100.00%      39,886        100.00%
                                                           --------      ======   -------      ======       ------        ======

Less
----
 Loans in process........................................       414                     4                       41
 Deferred yield adjustments..............................      (128)                  (95)                      17
 Allowance for uncollected interest......................       261                   260                      262
 Allowance for loan losses...............................       369                   366                      394
                                                         ----------               -------                  -------
     Loans receivable, net...............................   $53,030               $49,349                  $39,172
                                                            =======               =======                  =======

Mortgage-backed securities:
  FHLMC..................................................   $17,341       79.00%  $10,245       64.53%     $14,256         68.49%
  FNMA...................................................     4,375       19.93     5,318       33.49        6,147         29.53
  GNMA...................................................       219        1.00       295        1.86          389          1.87
  Collateralized mortgage obligation.....................        15        0.07        19        0.12           24          0.11
                                                         ----------      -------  -------      ------      -------        ------
    Total mortgage-backed securities.....................    21,950      100.00%   15,877      100.00%      20,816        100.00%
                                                                         ======                ======                     ======
  Net premiums (discounts)...............................       (96)                    5                       29
                                                         ----------               -------                  -------
  Net mortgage-backed securities.........................   $21,854               $15,882                  $20,845
                                                            =======               =======                  =======


         The following table shows the composition of the Association's loan portfolio by fixed and adjustable-rate at the dates indicated.

                                                                                         June 30,
                                                          --------------------------------------------------------------------------
                                                                    2000                     1999                    1998
                                                          --------------------------------------------------------------------------
                                                             Amount       Percent     Amount      Percent     Amount      Percent
                                                          --------------------------------------------------------------------------
                                                                                    (Dollars in Thousands)
Fixed-Rate Loans
----------------
Real Estate:
  One- to four-family..................................... $44,038        81.63%    $42,988        86.18%    $32,057       80.37%
  Multi-family............................................     214         0.40         216         0.43         217        0.54
  Non-residential.........................................     280         0.52          49         0.10          58         .15
                                                          --------       ------     -------       ------      ------      ------
      Total real estate loans.............................  44,532        82.55      43,253        86.71      32,332       81.06
                                                          --------       ------     -------       ------      ------      ------
  Consumer................................................     465         0.86         393         0.79         507        1.27
                                                          --------       ------     -------       ------      ------      ------
     Total fixed-rate loans...............................  44,997        83.41      43,646        87.50      32,839       82.33
                                                          --------       ------     -------       ------      ------      ------

Adjustable-Rate Loans
--------------------
Real estate:
  One- to four-family.....................................   5,507        10.21       3,044         6.10       2,973        7.45
  Multi-family............................................   1,426         2.64       1,497         3.00       1,573        3.94
  Non-residential.........................................     160         0.30         174         0.35         186        0.47
  Construction............................................     486         0.90         ---          ---         450        1.13
                                                          --------       ------     -------       ------     -------      ------
     Total real estate loans..............................   7,579        14.05       4,715         9.45       5,182       12.99
                                                          --------       ------     -------       ------     -------      ------
  Consumer................................................   1,329         2.46       1,465         2.93       1,794        4.50
  Commercial business.....................................      41         0.08          58         0.12          71        0.18
                                                          --------       ------     -------       ------     -------      ------
     Total adjustable-rate loans..........................   8,949        16.59       6,238        12.50       7,047       17.67
                                                          --------       ------     -------       -------    -------      ------
     Total loans, net.....................................  53,946       100.00%     49,884       100.00%     39,886      100.00%
                                                                         ======                   ======                  ======

Less:
----
  Loans in process........................................     414                        4                       41
  Deferred yield adjustments..............................    (128)                     (95)                      17
  Allowance for uncollected interest......................     261                      260                      262
  Allowance for loan losses...............................     369                      366                      394
                                                          --------                  -------                  -------
     Loans receivable, net................................ $53,030                  $49,349                  $39,172
                                                           =======                  =======                  =======







     The following schedule illustrates the interest rate sensitivity of the Association's loan portfolio at June 30, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses or interest rate adjustments.




                                           Real Estate
                     -------------------------------------------------------
                                           Multi-Family      Construction or                        Commercial
                     One- to Four-Family   and Commercial    Development         Consumer           Business               Total
                     --------------------------------------------------------------------------------------------------------------
                              Weighted            Weighted          Weighted            Weighted          Weighted         Weighted
                              Average             Average           Average             Average           Average          Average
                     Amount   Rate       Amount   Rate     Amount   Rate       Amount   Rate      Amount  Rate      Amount Rate
                    ----------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
Due During Years
Ending June 30,
----------------
2001(1)..............$   332   8.90%    $  764    10.01%   $486    10.50%     $  456     8.91%     $41    ---%     $ 2,079     9.51%
2002.................     98   8.62        ---      ---     ---      ---         120     7.58      ---    ---          218     8.05
2003.................    427   8.94        ---      ---     ---      ---         263     7.46      ---    ---          690     8.38
2004 to 2005.........  1,422   8.51        262     8.61     ---      ---         391     8.03      ---    ---        2,075     8.43
2006 to 2009.........  4,272   7.59      1,054     9.08     ---      ---         405     7.83      ---    ---        5,731     7.88
2010 to 2024......... 17,358   7.36        ---      ---     ---      ---         159     9.04      ---    ---       17,517     7.38
2025 and following... 25,636   7.37        ---      ---     ---      ---         ---      ---      ---    ---       25,636     7.37
                     --------           ------              ----               -----               ---             -------
                     $49,545            $2,080              $486               $1,794              $41             $53,946     7.56%
                     =======            ======              ====               ======              ===             =======


(1) Includes demand loans, loans having no stated maturity and overdraft loans.


     The total amount of loans due after June 30, 2001 which have predetermined interest rates is approximately $44.63 million while the total amount of loans due after such date which have floating or adjustable interest rates is approximately $7.23 million.

One- to Four-Family Residential Real Estate Lending
---------------------------------------------------
     The Association's primary lending activity has been the origination and purchase of permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 2000, $49.5 million or 91.8%, of the Association's gross loan portfolio consisted of permanent loans on one- to four-family residences. Most of these loans were secured by properties located in the State of Illinois, with a substantial majority located in the Association's primary market area. At June 30, 2000, approximately $708,000 was secured by one-to four-family residential properties located in Florida.

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

     The Association's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all the ARMs originated by Midland Federal are subject to adjustment at one-year intervals. The Association's ARM products generally carry interest rates which are reset to a stated margin over the one-year U.S. Treasury Rate. Adjustments in the interest rate of the Association's ARMs are generally limited to 2% at any adjustment date and 6% over the life of the loan. At June 30, 2000, the total balance of one- to four-family ARMs was $5.5 million, or 10.2% of the Association's gross loan portfolio.

     The Association also originates home equity lines of credit which were funded in the amount of $783,000 at June 30, 2000, and home equity loans, which were $1.8 million at June 30, 2000. Unfunded commitments on home equity lines of credit totaled $581,000 at June 30, 2000. The Association's home equity lines of credit are five year interest-only balloon loans secured by second liens on the property, and are made in amounts up to 75% of the appraised value of the property (including first lien amounts). The Association's home equity loans are three to 15 year fixed-rate loans secured by second liens on the property, and are made in amounts up to 80% of the appraised value of the property (including first lien amounts).

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

Multi-Family Residential Lending
--------------------------------
     The Association's multi-family residential portfolio includes $1.6 million in loans secured by residential buildings (5 or more units) located primarily in the Association's primary market area. The Association originates primarily adjustable-rate, multi-family real estate loans. Rates on the Association's adjustable-rate, multi-family real estate loans generally adjust in a manner consistent with the Association's ARMs.

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

     Midland Federal had six multi-family real estate loans totaling $1.6 million at June 30, 2000. The net amount of such loans which was non-performing at June 30, 2000 was $38,000. See "-- Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults" for a discussion of the Association's non-performing, multi-family residential loans.

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

Consumer Lending
-----------------
     Management believes that consumer loans help the Association expand its customer base and create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential loans, they can be valuable asset/liability management tools.

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

     Student loans are originated by Midland Federal in compliance with the guidelines established by the Illinois Guaranteed Loan Program ("IGLP"). As a result, any loans that become delinquent 30-90 days are sold to IGLP. The Association's student loan volume may decline in the future as a result of new legislative proposals that the U.S. government provide direct loans for education. As of June 30, 2000, student loans amounted to $1.0 million or 1.9% of the Association's gross loan portfolio.

     The Association also originates consumer loans secured by automobiles in its primary market area. Underwriting standards employed by the Association in connection with these loans include a review of the borrowers' creditworthiness, verification of collateral value and perfection of a lien against the collateral. The Association requires vehicle insurance on all loans secured by automobiles. At June 30, 2000, the Association had $323,000, or .60% of its gross loan portfolio in automobile loans.

     Lines of credit extended through the Association's Visa credit card program is generally limited to $10,000. The Association obtains an application from the borrower, a credit report on the borrower and verifies employment for credit card borrowers. At June 30, 2000, the Association had $97,000 or .18% of its gross loan portfolio in credit card loans.

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

Commercial Real Estate Lending
------------------------------
     Midland Federal maintains a portion of its portfolio in permanent loans secured by commercial real estate. The Association's commercial real estate portfolio consists of loans on a variety of non-residential property, including an automobile repair center and churches. At June 30, 2000, $440,000, or .82% of the Association's gross loan portfolio consisted of permanent loans secured by commercial real estate. In the future, the Association intends to continue to engage in a modest level of commercial real estate lending, subject to regulatory restrictions. Management intends that any future commercial real estate loans carry adjustable interest rates and a loan-to-value ratio of 70% or less. Nevertheless, in view of the significant amount of risk generally associated with commercial real estate lending, there can be no assurance that the Association will not experience delinquencies on its commercial real estate portfolio.

Mortgage-Backed Securities
--------------------------
     Midland Federal has a substantial portfolio of mortgage-backed securities totaling $21.9 million at June 30, 2000. Midland Federal utilizes its mortgage-backed securities to supplement loan production and to meet its asset/liability management objectives. Mortgage-backed securities can also serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and fair values of Midland Federal's mortgage-backed securities portfolio, see Note 4 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto. See "Regulation."

     The following table sets forth the contractual maturities of the Association's mortgage-backed securities at June 30, 2000. It should be noted that, due to prepayments, the actual maturity of the Association's long term mortgage-backed securities will likely be significantly shorter than the contractual maturities.

                                                                   Due in                    Balance Outstanding
                                                    ---------------------------------------------------------------
                                                      1 to 5      6 to 20     Over 20
                                                       Years       Years       Years        Fixed      Adjustable
                                                    ---------------------------------------------------------------
Federal Home Loan Mortgage Corporation..............  $11,239       $1,752      $4,256      $11,239      $6,008
Federal National Mortgage Association...............      403        3,217         753        1,353       3,020
Government National Mortgage Association............      ---          219         ---          219         ---
Collateralized Mortgage Obligations.................      ---           15         ---           15         ---
                                                      -------       ------      ------      -------      ------
     Total..........................................  $11,642       $5,203      $5,009      $12,826      $9,028
                                                      =======       ======      ======      =======      ======

Loan Originations, Purchases and Sales
--------------------------------------
     Real estate loans are originated by Midland Federal's staff of salaried loan officers. In addition, in order to increase loan volumes, commencing in 1995, the Association hired commissioned loan originators. Loan applications are taken at each office, processed in the Association's main office and then submitted to the Chief Lending Officer, the President or the Loan Committee for approval.


     While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is also affected by the interest rate environment. The Association has not purchased loans in recent years. During the years ended June 30, 2000, 1999 and 1998, the Association sold loans to the Illinois Housing Development Authority and other lenders, under various programs.

     The following tables set forth the Association's loan origination and mortgage-backed securities purchases, sales and principal repayments for the periods indicated.

                                                                Year Ended June 30,
                                                      -------------------------------------

                                                          2000         1999          1998
                                                      -------------------------------------
                                                               (Dollars in Thousands)
Loans receivable:
 Adjustable-Rate:
 Real estate - one- to four-family...................  $  2,864   $      784     $     239
                  - construction.....................       486          ---           408
 Non-real estate - consumer..........................       946        1,031         1,450
                                                       --------   ----------     ---------
          Total adjustable rate......................     4,296        1,815         2,097
                                                       --------   ----------     ---------
 Fixed-Rate:
 Real estate - One- to four-family...................    10,357       22,503        14,916
 Non-residential.....................................       243          ---           ---
 Non-real estate - consumer..........................       600          528           493
                                                       --------  -----------     ---------
          Total fixed-rate...........................    11,200       23,031        15,409
                                                       --------    ---------     ---------
          Total loans originated.....................    15,496       24,846        17,506
                                                       --------    ---------     ---------

 Real estate loans sold..............................    (3,173)      (3,298)       (2,197)
 Transfer of loans to foreclosed real estate.........       ---          ---           (58)
 Principal repayments................................    (8,261)     (11,549)       (9,804)
                                                       --------    ---------     ---------

 Net increase........................................  $  4,062    $   9,999     $   5,447
                                                       ========    =========     =========
Mortgage-backed securities:
 Mortgage-backed securities purchased................  $ 10,007    $   1,102      $  4,592
 Mortgage-backed securities sold.....................       ---          ---           ---
 Amortization and repayments.........................    (4,035)      (6,065)       (5,663)
                                                       --------   ----------      --------

 Net increase (decrease).............................  $  5,972    $  (4,963)      $(1,071)
                                                       ========    =========       =======


     The Association's total loan originations decreased from the prior year primarily as a result of higher interest rates which decreased demand for mortgage loans, including mortgage loan refinancing.

Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults
-------------------------------------------------------------------------
     When a borrower fails to make a required payment on a loan, the Association attempts to cause the deficiency to be cured by contacting the borrower. A notice is mailed to the borrower and late charges are assessed after a payment is 30 days past due. Five days after the late notice is mailed, the Loan Service Counselor/Collector will contact the borrower by telephone. After a payment is 60 days past due, the Loan Service Counselor/Collector conducts a personal interview with the borrower after which if the loan continues to be delinquent, it is referred to the Loan Service Manager. After the 90th day of delinquency, the Association institutes action to foreclose on the property or to acquire it by deed in lieu of foreclosure. If foreclosed on, real property is sold at a public sale and may be purchased by the Association. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness and the current value of the property, the extent of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. Generally, when a loan becomes delinquent 90 days or more, the Association will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. Future interest income is recognized on a cash basis. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent, unless a repayment plan is being followed.

     The amounts presented represent the total remaining principal balances of the related loans, rather than actual payment amounts which are overdue and are reflected as a percentage of total loans. The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2000 and June 30, 1999. The balances included in the table do not reflect specific reserves.


                                                             At June 30, 2000
                                                             Loans Delinquent For:
                        ------------------------------------------------------------------------------------------------------------
                                  30 - 59 days          60 - 89 days                90 days and over                  Total
                        ------------------------------------------------------------------------------------------------------------
                         Number  Amount  Percent    Number   Amount  Percent    Number   Amount   Percent    Number  Amount  Percent
                        ------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Real estate:
  One- to four-family...  10     $593    1.20%       2       $122    0.24%        4      $232     0.47%       16     $  947    1.91%
  Multi-family.......... ---      ---     ---      ---        ---     ---         3       155     9.45         3        155    9.45
Non-residential......... ---      ---     ---        1         19    4.32       ---       ---      ---         1         19    4.32
Consumer................ ---      ---     ---        1          6    0.33        13        54     3.01        14         60    3.34
Commercial business..... ---      ---     ---      ---        ---     ---         7         4     9.76         7          4    9.76
                                 ----              ---       ----               ---      ----               ----     ------
   Total..............    10     $593    1.10%       4       $147    0.27%       27      $445     0.83%       41     $1,185    2.20%
                         ===     ====              ===       ====               ===      ====               ====     ======



                                                                    At June 30, 1999
                                                                    Loans Delinquent For:
                          ----------------------------------------------------------------------------------------------------------
                                   30 - 59 days                 60 - 89 days               90 days and over           Total
                          ----------------------------------------------------------------------------------------------------------
                          Number  Amount   Percent     Number   Amount  Percent    Number  Amount  Percent    Number  Amount Percent
                          ----------------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
Real estate:
  One- to four-family..... 14     $763     1.66%         5       $221     .48%       3      $162      .35%      22    $1,146   2.49%
  Multi-family............---      ---      ---        ---        ---     ---        3       194    11.35        3       194  11.35
Consumer..................  2       12      .65        ---        ---     ---        2         1      .05        4        13    .70
Commercial business.......---      ---      ---        ---        ---     ---       13        24    41.38       13        24  41.38
                          ---     ----                 ---       ----              ---      ----               ---    ------
  Total..................  16     $775     1.55%         5       $221     .44%      21      $381     0.77%      42    $1,377   2.76%
                          ===     ====                 ===       ====              ===      ====               ====   ======

     The table below sets forth the amounts and categories of non-performing assets, shown net of specific reserves, in the Association's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, generally when the loan is delinquent 90 days or more. Foreclosed assets include assets acquired in settlement of loans.


                                                                        At June 30,
                                                      -------------------------------------------
                                                           2000             1999            1998
                                                      -------------------------------------------
                                                                   (Dollars in Thousands)
Non-Accruing Loans:
  One- to four-family................................      $232              $162         $  220
  Multi-family.......................................        38                38             38
  Consumer...........................................        13               ---              2
   Commercial business...............................         1                24              3
                                                           ----              ----         ------
     Total...........................................       284               224            263
                                                           ----              ----         ------

Accruing loans delinquent 90 days or more:
  Multi-family.......................................       ---               ---            ---
                                                           ----              ----         ------
     Total...........................................       ---               ---            ---
                                                           ----              ----         ------

Foreclosed Assets:
  One- to four-family................................       ---               276            747
                                                           ----              ----         ------
     Total...........................................       ---               276            747
                                                           ----              ----         ------

Total non-performing assets..........................      $284              $500         $1,010
                                                           ====              ====         ======

Total as a percentage of total assets................       .21%              .38%           .86%
                                                           ====              ====          =====


     As of June 30, 2000, there were no concentrations of loans in any types of industry which exceeded 10% of the Association's total loans that are not included as a loan category in the preceding table.

     For the fiscal year ended June 30, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $9,000, which interest income was not accrued into interest income for the fiscal year ended June 30, 2000.

     Non-Accruing Loans. As of June 30, 2000, non-accruing multi-family loans consisted of one loan in the amount of $38,000 secured by a five unit property located in Chicago, Illinois. Nonaccruing one- to-four family loans totaled $232,000 and consisted of four loans secured by properties located in the Association's primary market area.

     As of June 30, 2000, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2000, the Association had classified a total of $394,000 of its assets as substandard, none as doubtful, $146,000 as loss (which have been fully reserved), and none as special mention.

Allowance for Losses on Loans and Real Estate
---------------------------------------------
     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans where full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

     The Company incurred no loan charge-offs during fiscal 2000. During fiscal 2000, the Company increased its general allowance for loan losses to $185,000 at fiscal year end from $178,000 at the prior fiscal year end. At fiscal year end, the $185,000 general allowance for loan losses was determined by the Company to be consistent with its policy for the establishment and maintenance of adequate levels of general loan loss allowances. The $7,000 increase in the Company's general allowance for loan losses during fiscal 2000 was the result of $48,000 in recoveries from fully reserved loans which loss reserves were transferred from specific allowance to general and $3,000 in recoveries from loans previously charged off. These loan loss recoveries were offset by $44,000 in loans that were specifically reserved out of the general allowance for loan losses during the current fiscal year. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2000 the Association had a total allowance for losses on loans of $369,000 or .68% of total loans. See Note 5 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto.

     The following table sets forth an analysis of the Association's allowance for loan losses.

                                                                 Year Ended June 30,
                                                      ------------------------------------------
                                                           2000         1999          1998
                                                      ------------------------------------------
                                                               (Dollars in Thousands)

Balance at beginning of period.......................       $366         $394         $ 551

Charge-offs:
 One- to four-family.................................        ---          ---           ---
 Consumer............................................        ---            7           ---
 Commercial business.................................        ---           23           ---
                                                           -----         ----         -----
                                                             ---           30           ---
                                                           -----         ----         -----
Recoveries:
 One- to four-family.................................        ---          ---           ---
 Consumer............................................          3            2             3
                                                           -----         ----         -----
     Total recoveries................................          3            2             3
                                                           -----         ----         -----

Net charge-offs......................................          3          (28)            3
Additions charged to operations......................        ---          ---          (160)
                                                           -----         ----         -----
Balance at end of period.............................       $369         $366         $ 394
                                                            ====         ====         =====

Ratio of net charge-offs during the period to
 average loans outstanding during the period.........        ---%         .06%          ---%

Ratio of net charge-offs during the period to
 average non-performing assets.......................        ---%        2.68%          ---%

Allowance for loan losses to
 non-performing loans(1).............................      65.24%       79.66%        57.16%

Allowance for loan losses to total loans.............        .69%         .74%         1.00%

--------------
(1) General valuation allowances to non-performing loans (net of specific allowances).

     The following table presents the portions of the allowance for loan losses applicable to each loan category.

                                                                  June 30,
                                 -----------------------------------------------------------------------------

                                           2000                     1999                    1998
                                 -----------------------------------------------------------------------------
                                              Percent                  Percent                  Percent
                                              of Loans                 of Loans                 of Loans
                                              in Each                  in Each                  in Each
                                              Category                 Category                 Category
                                              to Total                 to Total                 to Total
                                   Amount      Loans        Amount      Loans       Amount       Loans
                                 -----------------------------------------------------------------------------
                                                           (Dollars in Thousands)
One- to four-family..............   $102        91.84%      $ 70         92.28%    $ 78          87.82%
Multi-family.....................    126         3.04        166          3.43      208           4.49
Non-residential..................      1         0.82        ---          0.45      ---            .61
Construction.....................    ---         0.90        ---           ---      ---           1.13
Consumer.........................     67         3.32         35          3.72       48           5.77
Commercial business..............      3         0.08        ---          0.12      ---            .18
Unallocated......................     70          ---         95           ---       60            ---
                                    ----       ------       ----        ------     ----         ------
     Total.......................   $369       100.00%      $366        100.00%    $394         100.00%
                                    ====       ======       ====        ======     ====         ======


Investment Activities
---------------------
     As a part of its asset/liability management strategy and as a response to a relatively high level of competition for loans and low level of loan demand, the Association invests in various types of liquid assets, short and medium term government securities as well as smaller amounts of other assets. The Association is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other security investments. The Association maintains liquidity in excess of regulatory requirements. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2000, the Association's liquidity ratio (specified liquid assets as a percentage of net withdrawable savings and current borrowings) was 52.9%.

     At June 30, 2000, the Association's interest-bearing deposits in other financial institutions totaled $29.6 million, or 21.6% of its total assets, and investment securities totaled $25.0 million, or 18.2% of its total assets. As of such date, the Association also had a $728,000 investment in the common stock of the FHLB of Chicago in order to satisfy the requirement for membership in this institution. At June 30, 2000, the average term to maturity or repricing of the investment securities portfolio was approximately two years.

     The following table sets forth the composition of the Association's investment portfolio at the dates indicated.


                                                                           At June 30,
                                             ---------------------------------------------------------------------
                                                      2000                     1999                    1998
                                             ---------------------------------------------------------------------
                                              Carrying      Fair       Carrying      Fair      Carrying      Fair
                                                Value       Value       Value       Value       Value       Value
                                             ---------------------------------------------------------------------
Investment Securities:
 U.S. government securities.................  $20,969     $21,025      $20,971     $21,063     $21,185     $21,226
 U.S. agency securities.....................    4,000       3,914        4,000       3,969         ---         ---
 FHLB - Chicago stock.......................      728         728          636         636         554         554
                                              -------     -------      -------     -------     -------     -------
   Total investment securities..............  $25,697     $25,667      $25,607     $25,668     $21,739     $21,780
                                              =======     =======      =======     =======     =======     =======

Interest-bearing deposits:

 FHLB daily investment......................  $17,625     $17,625      $19,723     $19,723     $18,522     $18,522
 Other daily investments....................   12,005      12,005       11,364      11,364      10,816      10,816
                                              -------     -------     --------    --------     -------     -------
  Total interest-bearing deposits...........  $29,630     $29,630      $31,087     $31,087     $29,338     $29,338
                                              =======     =======      =======     =======     =======     =======


     The composition and maturities of the investment securities portfolio, excluding FHLB of Chicago stock, are indicated in the following table.

                                                                    June 30, 2000
                                             ----------------------------------------------------------------------
                                               1 Year      1 to 5       Over        Total Investment
                                               or Less      Years     10 Years         Securities
                                             ----------------------------------------------------------------------
                                                                                                          Weighted
                                                Book        Book        Book        Book        Fair       Average
                                                Value       Value      Value       Value       Value        Yield
                                             ----------------------------------------------------------------------
                                                                 (Dollars in Thousands)
U.S. government and agency securities.......  $9,999     $13,992        $978      $24,969      $24,939       5.63%


Sources of Funds
----------------
     General. Deposit accounts have traditionally been the principal source of the Association's funds for use in lending and for other general business purposes. In addition to deposits, the Association derives funds from loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities.

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

     The following table sets forth the savings flows at the Association during the periods indicated.

                                                                      Year Ended June 30,
                                                      ------------------------------------------------------------------------------
                                                            2000             1999             1998
                                                      ------------------------------------------------------------------------------
Opening balance......................................    $ 120,225        $ 107,762        $ 102,973
Deposits.............................................      438,125          388,101          360,039
Withdrawals..........................................     (436,191)        (379,590)        (358,909)
                                                         ---------        ---------        ---------
Balance before interest credited.....................      122,159          116,273          104,103
Interest credited....................................        4,712            3,952            3,659
                                                         ---------        ---------        ---------
Ending balance.......................................    $ 126,871        $ 120,225        $ 107,762
                                                         =========        =========        =========

Net increase.........................................    $   6,646       $   12,463        $   4,789
                                                         =========       ==========        =========

Percent increase.....................................         5.53%           11.57%            4.65%
                                                             =====            =====           ======

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.

                                                                         June 30,
                                        --------------------------------------------------------------------------
                                                  2000                      1999                     1998
                                        --------------------------------------------------------------------------
                                                       Percent                   Percent                 Percent
                                           Amount      of Total      Amount     of Total      Amount     of Total
                                        --------------------------------------------------------------------------

Interest Rate Range:
--------------------
Passbook accounts....................... $  42,814      33.75%      $ 43,456       36.15%    $ 40,716      37.78%
NOW accounts............................     9,829       7.75          8,755        7.28        8,266       7.67
Money market accounts...................     8,364       6.59          5,343        4.44        3,706       3.44
Non-interest bearing deposits...........     9,109       7.18          9,278        7.72        7,823       7.26
                                         ---------      -----       --------       -----     --------      -----
  Total non-certificates................    70,116      55.27         66,832       55.59       60,511      56.15
                                         ---------      -----       --------       -----     --------      -----


Certificates:
--------------
Interest rate range:
 4.00 - 4.99%...........................    16,284      12.83         36,937       30.72          ---        ---
 5.00 - 5.99%...........................    36,309      28.62         16,456       13.69       47,151      43.75
 6.00 - 6.99%...........................     4,162       3.28           ---          ---          100        .10
                                         ---------     ------       --------      ------     --------     ------
   Total certificates...................    56,755      44.73         53,393       44.41       47,251      43.85
                                         ---------     ------       --------      ------     --------     ------
   Total deposits.......................  $126,871     100.00%      $120,225      100.00%    $107,762     100.00%
                                          ========     ======       ========      ======     ========     ======

         The following table shows rate and maturity information for the Association's time deposits as of June 30, 2000.


                                             4.00-          5.00-           6.00-                        Percent
                                             4.99           5.99            6.99           Total        of Total
                                        ------------------------------------------------------------------------
                                                                   (Dollars in Thousands)

Certificate Accounts Maturing
in Quarter Ending:
September 30, 2000..................... $  9,616        $11,868        $     47          $21,531          37.94%
December 31, 2000......................    2,870         13,870           2,027           18,767          33.06
March 31, 2001.........................    2,570          7,049           1,214           10,833          19.09
June 30, 2001..........................      179          2,547             868            3,594           6.33
September 30, 2001.....................      397             65             ---              462           0.81
December 31, 2001......................      218             87               6              311           0.55
March 31, 2002.........................      255             55             ---              310           0.55
June 30, 2002..........................      179             76             ---              255           0.45
September 30, 2002.....................      ---            447             ---              447           0.79
December 31, 2002......................      ---            245             ---              245           0.43
                                        --------        -------        --------          -------         ------
     Total............................. $ 16,284        $36,309        $  4,162          $56,755         100.00%
                                        ========        =======        ========          =======         ======

     Percent of total..................    28.69%         63.98%           7.33%          100.00%
                                           =====          =====            ====           ======

     The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2000.

                                                                              Maturity
                                                    ---------------------------------------------------------
                                                                   Over        Over        Over
                                                     3 Months     3 to 6      6 to 12       12
                                                      or Less     Months      Months      Months       Total
                                                    ---------------------------------------------------------
                                                                       (Dollars in Thousands)
Certificates of deposit less than $100,000.........  $19,460     $15,822     $12,859      $1,558      $49,699

Certificate of deposit of $100,000 or more.........    2,071       2,945       1,568         472        7,056
                                                     -------     -------     -------      ------      -------

   Total certificates of deposit...................  $21,531     $18,767     $14,427      $2,030      $56,755
                                                     =======     =======     =======      ======      =======


Borrowings
----------
     Midland Federal's other available sources of funds include advances from the Federal Home Loan Bank ("FHLB") of Chicago and collateralized borrowings. As a member of the FHLB of Chicago, the Association is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Association has not had significant borrowings in recent years.

Competition
-----------
     Midland Federal faces strong competition in originating loans and in attracting deposits. Competition in originating loans comes primarily from other thrift institutions, commercial banks and mortgage bankers which make loans secured by real estate located in the Association's primary market area. The Association competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of service it provides to borrowers.

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

Service Corporation
-------------------
     Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% of assets if for community purposes. In addition, federal associations may invest up to 50% of their regulatory capital in conforming loans to their service corporations. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

     Midland Federal has one service corporation, Midland Service Corporation, located in Bridgeview, Illinois, which was organized by the Association in 1976 to act as a holding company for the Association's other subsidiaries. At June 30, 2000, Midland Federal's equity investment in Midland Service Corporation was approximately $169,000. During fiscal 2000, Midland Service Corporation recorded a loss of $12,000.

     Midland Service Corporation owns MS Insurance Agency, an insurance agency which provides insurance products to customers of Midland Federal and to members of the general public in Midland Federal's market area. Insurance products offered by this agency, include credit life, health, homeowners' and disability. MS Insurance Agency had a loss of $17,000 for the 2000 fiscal year, all of which is included in the Midland Service Corporation income amounts reported above.

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

     All savings associations are subject to semi-annual assessments, based upon the savings associations total assets. The Association's paid assessment during the fiscal year ended June 30, 2000 was $37,000.

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

     The Association's permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2000, the Association's lending limit under this restriction was $1.3 million. The Association is in compliance with the loans-to-one-borrower limitation.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as "well-capitalized" (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk- weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than "adequately capitalized" (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

     In order to equalize the deposit insurance premium schedules for BIF- and SAIF- insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits pursuant to federal legislation passed on September 30, 1996. The Association's special assessment, which was $674,061, was paid in November 1996. At fiscal year end 2000, the premium schedule for BIF- and SAIF-insured institutions ranged from 0 to 27 basis points, and both BIF- and SAIF-
insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 2.08 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF- and SAIF- deposits, will continue until the bonds mature in the years 2017 through 2019.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, any unrealized holding gains or losses, net of income taxes, on securities classified as available for sale in accordance with SFAS No. 115 are excluded from regulatory capital calculations. At June 30, 2000, the Association had retained mortgage servicing assets and an unrealized gain, net of tax, under SFAS No. 115 in the amount of $43,000.

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

     At June 30, 2000, the Association had tangible capital of $8.9 million, or 6.48% of adjusted total assets, which is approximately $6.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions of FDICIA discussed below, a savings association must maintain a core capital ratio of at least 4% to be considered "adequately capitalized" unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 2000, the Association had retained mortgage servicing assets which were subject to these tests.

     At June 30, 2000, the Association had core capital equal to $8.9 million, or 6.48% of adjusted total assets, which is $4.8 million above the minimum leverage ratio requirement of 3% in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 2000, Midland Federal had no capital instruments that qualify as supplementary capital and $185,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. There was $15,000 equity investments at June 30, 2000.

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

     On June 30, 2000, the Association had total capital of $9.1 million (including $8.9 million in core capital and $185,000 of qualifying general loss reserves) and risk-weighted assets of $45.8 million or total capital of 19.90% of risk-weighted assets. This amount was $5.4 million above the 8% requirement in effect on that date.

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

     Liquidity. All savings associations, including Midland Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 hereto. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 2000, the Association was in compliance with the requirement, with an overall liquid asset ratio of 52.9%.

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

     OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. The Association is in compliance with these rules.

     Qualified Thrift Lender Test. All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the 1986 Internal Revenue Code, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2000 the Association met the test and has always met the test since its effectiveness.

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

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Association. An unsatisfactory rating may be used as the basis for the denial of an application such as a branch or merger application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in 2000 and received a rating of "unsatisfactory." The Association is intensifying its efforts to improve its performance under the CRA.

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

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 2000 the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     Federal Home Loan Bank System. The Association is a member of the FHLB of Chicago, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. While a member of the FHLB of Chicago at June 30, 2000, the Association had not entered into a credit arrangement with the FHLB of Chicago and, as such, could not obtain funds from the FHLB of Chicago.

     As a member, Midland Federal is required to purchase and maintain stock in the FHLB of Chicago. At June 30, 2000 Midland Federal had $728,000 in FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.70% and were 6.69% for calendar year 1999.

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

     For the year ended June 30, 2000, dividends paid by the FHLB of Chicago to Midland Federal totaled $46,000, which was a $9,000 increase over the amount of dividends received in fiscal year 1999. The $13,000 dividend received for the quarter ended June 30, 2000 reflects an annualized rate of 7.25%, or .56% above the rate for calender year 1999.

     Federal Taxation. Savings institutions that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended, had been permitted to establish reserves for bad debts and to make annual additions which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. As a result of tax legislation enacted in 1996, the amount of the bad debt reserve deduction is now computed under the experience method.

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

     To the extent earnings appropriated to a savings institutions bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2000, the Association's excess for tax purposes totaled approximately $1.1 million.

     The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

     The Company and its consolidated subsidiaries have never been audited by the IRS with respect to federal income tax returns. The statute of limitations has passed for tax years ending on or prior to June 30, 1997, for the Company and its consolidated subsidiaries.

     Illinois Taxation. The Company and its subsidiaries file separate Illinois income tax returns. For Illinois income tax purposes, the Company and its subsidiaries are taxed at an effective rate equal to 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing significantly the Illinois taxable income of savings associations.

Impact of New Accounting Standards

     Accounting for Derivative Instruments and for Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and for Hedging Activities" ("SAFS No. 133") which is effective for fiscal years beginning after June 15, 1999. The statement requires all derivatives to be recorded on the balance sheet at fair value. It also establishes "special accounting" for hedges of changes in the fair value of assets, liabilities or firm commitments (fair value hedges), hedges of the variable cash flows of forecasted transactions (cash flow hedges), and hedges of foreign currency exposures of net investments in foreign operations. To the extent the hedge is considered highly effective, both the change in the fair value of the derivative and the change in the fair value of the hedged item are recognized (offset) in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three hedge categories are included in income.

     Accounting for Derivative Instruments in Hedging Activities - Deferral of the Effective Date of SFAS No. 133. In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), entitled "Accounting for Derivative Instruments in Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133 from years beginning after June 15, 1999 to all fiscal quarters in all fiscal years beginning after June 15, 2000. Management does not believe that adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial condition or results of operations.

     The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

                                   MANAGEMENT

Employees
---------

     At June 30, 2000, the Association had a total of 42 full-time employees and 47 part-time employees. None of the Association's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Description of Property
--------------------------------
Offices
-------

     Midland Federal owns the building and land for its main office at 8929 South Harlem Avenue, Bridgeview, Illinois. This office has 18,000 square feet and a net book value of $953,000 at June 30, 2000. The Association also has a 99 year easement on land adjacent to its main office which expires in the year 2078. The Association owns the building and land for its two branch offices in Chicago at 4040 South Archer Avenue in Brighton Park and 2657 West 69th Street in Marquette Park which have 5,000 and 2,500 square feet and $49,000 and $25,000 net book values at June 30, 2000, respectively.

     The Association has had a lease on vacant land located in Homer Township, Illinois since 1989. During the year ended June 30, 2000, the Association purchased this property for $180,500.

     During July 1998, the Association entered into a lease for retail space and additional vacant land at the same location in Homer Township, Illinois. The Association established a full service branch banking facility at this location which opened for business during May 1999. The net book value of remodeling and leasehold improvement costs at this 32,846 square foot location amount to approximately $516,000 at June 30, 2000.

Computer Equipment
------------------

     The Association's recordkeeping activities are maintained on an on-line basis with an independent service bureau. The Association's accounting activities are maintained on an in-house computer. The net book value of the Association's computer equipment at June 30, 2000 was $347,000.

Item 3.  Legal Proceedings
--------------------------

     The Association is, from time to time, a defendant to certain lawsuits arising in the ordinary course of its business. The Association believes that there is no litigation pending which, if adversely determined, would have a material adverse effect on its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 2000.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     Pages 21 and 49 of the 2000 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     Pages 6 through 21 of the 2000 Annual Report to Stockholders is herein incorporated by reference.

Item 7.  Financial Statements
-----------------------------

     Pages 23 through 47 of the 2000 Annual Report to Stockholders are herein incorporated by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ------------------------------------------------------------

     There have been no changes in or disagreements with the Association's accountants on accounting and financial disclosure matters.

                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act
         ------------------------------------------------------------

     Information concerning Directors of the Issuer is incorporated herein by reference from the Association's definitive proxy statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation
--------------------------------

     Information concerning executive compensation is incorporated herein by reference from the Association's definitive proxy statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Association's definitive proxy statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Information concerning relationships and transactions is incorporated herein by reference from the Association's definitive proxy statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------
         (a) Exhibits:
         ------------

                                                                                               Reference to
                                                                                               Prior Filing
Regulation                                                                                      or Exhibit
S-K Exhibit                                                                                  Number Attached
  Number                      Document                                                           Hereto
----------      -----------------------------------------------------------------------      -----------------
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

     ****See Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report under Exhibit 13.

         (b) Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three-month period ended June 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MIDLAND CAPITAL HOLDINGS CORPORATION


Date:  September 28, 2000                 By:/s/Paul M. Zogas
                                             ----------------------------------
                                             Paul M. Zogas
                                             Chairman, President and Chief
                                              Executive Officer
                                             (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Paul M. Zogas                           /s/ Charles A. Zogas
----------------------------------         -------------------------------------
Paul M. Zogas, Chairman, President         Charles A. Zogas, Director, Executive
 and Chief Executive Officer               Vice President and Secretary
(Principal Financial and Accounting
 Officer)

Date: September 28, 2000                    Date: September 28, 2000


/s/ Jonas Vaznelis                         /s/ Richard Taylor
----------------------------------         -------------------------------------
Jonas Vaznelis, Director                   Richard Taylor, Director and Vice
                                           Predsident

Date: September 28, 2000                   Date:  September 28, 2000


/s/ Michael J. Kukanza                     /s/ Algerd Brazis
----------------------------------         -------------------------------------
Michael J. Kukanza, Director               Algerd Brazis, Director

Date: September 28, 2000                   Date:  September 28, 2000

                                   Exhibit 13

--------------------------------------------------------------------------------
                  Corporate Profile
-------------------------------------------------------------------------------

     Midland  Capital  Holdings   Corporation  (the  "Company")  is  a  Delaware
corporation that was organized in 1998 by Midland Federal Savings and Loan Association (the "Association" or "Midland Federal") for the purpose of becoming its thrift institution holding company. Both the Company and the Association are headquartered in Bridgeview, Illinois, a southwest suburb of Chicago. The Association was founded in 1914 with the goal of providing personal financial services and home mortgage loans to communities located within the southwest side of the city of Chicago. The Company continues to fulfill that role today with two branch banking offices located in the Brighton Park and Marquette Park neighborhoods of the city of Chicago, its home office in Bridgeview, Illinois and a branch banking office located in Homer Township, Illinois, a southwest suburb of Chicago. Midland Federal also operates a wholly owned subsidiary, Midland Service Corporation. Common stock in Midland Capital Holdings Corporation is traded on the "pink sheets" published by the National Quotation Bureau, Inc.
--------------------------------------------------------------------------------


     Table of Contents

     Letter to Shareholders.......................  2

     Financial Highlights.........................  3

     Selected Consolidated Financial
       Information................................  4

     Management's Discussion and Analysis.........  6

     Independent Auditor's Report................. 23

     Consolidated Statements of
       Financial Condition........................ 24

     Consolidated Statements of Income............ 25

     Consolidated Statements of Changes in
       Stockholders' Equity....................... 26

     Consolidated Statements of Cash Flows........ 27

     Notes to Consolidated Financial
       Statements................................. 28

To Our Shareholders,

         The Company completed fiscal 2000 with earnings of $372,000, or $1.01 per diluted share and a record book value of $25.43 per common share. This year marked our first full year of operations at the Company's newest full service branch banking facility in Homer Township, Illinois.

         The Company continued to build upon its core banking business in fiscal 2000 with a 6% increase in total deposits to $126.9 million, a year-end record. The Company's lending operations achieved growth of 7% in total loans during fiscal 2000, our fifth consecutive annual increase in the loan portfolio. As a result of the sale of the Company's remaining real estate owned properties in fiscal 2000, non-performing assets continued to decline and amounted to just
 .21% of total assets at fiscal year end. The Company also continued to build its capital base with stockholders' equity totaling $9.3 million, also a year-end record. At June 30, 2000 the Company's ratio of stockholders' equity to total assets was 6.75% and its banking subsidiary, Midland Federal, continued to meet all of the regulatory capital requirements as a 'well capitalized' institution during fiscal 2000.

         Fiscal 2000 was a challenging year for the financial industry as a result of several interest rate increases implemented by the Federal Reserve Board designed to slow the nation's economy to a level consistent with non-inflationary growth. The impact of these policies will continue to be felt in the coming year as the industry adjusts to higher interest rates and weaker loan demand. I would like to thank all our shareholders for their support this year and we look forward to your continued support in the coming year.

                                   Sincerely,


                                   Paul Zogas
                                   Chairman and President

--------------------------------------------------------------------------------
                              FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------

                                              Year Ended June 30,
                                    2000     1999     1998     1997     1996
                                 --------------------------------------------

                                            (Dollars in Thousands)
Total assets.................... $137,225  130,193  117,373  111,678  116,460
Loans receivable, net...........   53,030   49,349   39,173   33,392   32,776
Mortgage-backed securities......   21,854   15,882   20,845   21,936   27,410
Cash and cash equivalents.......   32,667   35,020   31,994   30,903   30,918
Investment securities ..........   25,033   25,092   21,185   21,058   21,033
Deposits........................  126,870  120,225  107,762  102,973  107,914
Stockholders' equity............    9,257    8,996    8,768    7,971    7,740

For the Period:
  Net interest income........... $  3,510    3,154    3,147    3,124    3,186
  Net income ...................      372      365      595      296      575

Per Common Share:
  Book value per share
    outstanding................. $  25.43    24.71    24.09    22.99    22.32

  Earnings per share outstanding
    basic....................... $   1.02     1.00     1.68      .85     1.66
    diluted..................... $   1.01      .99     1.66      .83     1.64

Financial Ratios:
  Stockholders' equity to
    total assets................     6.75%    6.91     7.47     7.14     6.65
  Non-performing assets to
    total assets................      .21%     .38      .86      .86     1.90
  Net charge-offs to total loans       --      .06       --      .13      .21
  Net interest margin...........     2.65%    2.73     3.01     2.96     2.96
  Operating expenses to
    average assets (1)..........     2.75%    3.01     2.90     2.72     2.69
  Return on average assets (2)..      .27%     .30      .54      .66      .50
  Return on average
    stockholders' equity (2)....     4.12%    4.08     7.11     9.21     7.62




(1) Exclusive of real estate owned expenses and losses and FDIC special assessment.
(2)  Exclusive of FDIC special assessment in the 1997 period.

--------------------------------------------------------------------------------
                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
--------------------------------------------------------------------------------

SELECTED FINANCIAL CONDITION DATA:
                                                   At June 30,
                                    2000     1999     1998     1997     1996
                                 --------------------------------------------

                                                 (In Thousands)
Total assets.................... $137,225  130,193  117,373  111,678  116,460
Loans receivable, net...........   53,030   49,349   39,173   33,392   32,776
Mortgage-backed securities......   21,854   15,882   20,845   21,936   27,410
Cash and cash equivalents.......   32,667   35,020   31,994   30,903   30,918
Investment securities ..........   25,033   25,092   21,185   21,058   21,033
Deposits........................  126,870  120,225  107,762  102,973  107,914
Stockholders' equity............ $  9,257    8,996    8,768    7,971    7,740


SELECTED OPERATIONS DATA:                     Year Ended June 30,
                                    2000     1999     1998     1997     1996
                                 --------------------------------------------

                                                 (In Thousands)
Total interest income........... $  8,473    7,333    7,016    7,034    7,228
Total interest expense..........    4,963    4,179    3,869    3,910    4,042
                                  -------  -------  -------  -------  -------
Net interest income.............    3,510    3,154    3,147    3,124    3,186

Provision for loan losses
  (recoveries)..................       --       --     (160)      --       --
                                  -------- -------- -------  -------  -------
  Net interest income after
    provision for loan losses...    3,510    3,154    3,307    3,124    3,186

Non-interest income:
Loan related fees and charges...      198      300      238      146      102
Deposit related fees............      500      529      596      613      597
Commission income...............       64      105       95       69       81
Income from real estate owned...        7       89       70       57       36
Profit on sale of loans.........       36       45       29       11       --
Other income....................       75       87       88      229       80
                                  -------  -------  -------  -------- -------
Total non-interest income.......      880    1,155    1,116    1,125      896
                                  -------  -------  -------  -------  -------
Non-interest expense:
Staffing costs..................    1,956    2,008    1,789    1,670    1,546
Occupancy and equipment expense.      721      576      475      452      449
Deposit insurance premiums......       47       64       63      142      239
FDIC special assessment.........       --       --       --      674       --
Real estate owned expenses......        5       82      261       98      129
Other expense...................    1,110    1,027      902      816      833
                                  -------  -------  -------  -------  -------
  Total non-interest expense....    3,839    3,757    3,490    3,852    3,196
                                  -------  -------  -------  -------  -------

Income before income taxes......      551      552      933      397      886
Provision for income taxes......      179      187      338      101      311
                                  -------  -------  -------  -------  -------

Net income ..................... $    372      365      595      296      575
                                  =======  =======  =======  =======  =======

--------------------------------------------------------------------------------
                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
--------------------------------------------------------------------------------

SELECTED FINANCIAL RATIOS:
                                        At or For the Year Ended June 30,
                                    2000     1999     1998     1997     1996
                                 --------------------------------------------
Performance Ratios:
Return on average assets (1)....     .27%     .30      .54      .66      .50
Return on average stockholders'
  equity (1)....................    4.12%    4.08     7.11     9.21     7.62

Interest rate spread during
  period (2)....................    2.57%    2.65     2.92     2.91     2.90
Net interest margin (3).........    2.65%    2.73     3.01     2.96     2.96
Ratio of operating expenses to
  average total assets (4)......    2.75%    3.01     2.90     2.72     2.69
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities..  109.87%  110.64   110.25   108.76   108.34

Asset Quality Ratios:
Non-performing assets to
  total assets..................     .21%     .38      .86      .86     1.90
Allowance for loan losses to
  non-performing loans (5)......   65.24%   79.66    57.16   274.39    22.00
Allowance for loan losses to
  total loans...................     .69%     .74     1.00     1.62     1.78

Capital Ratios:
Stockholders' equity to
  total assets..................    6.75%    6.91     7.47     7.14     6.65
Average stockholders' equity to
  average assets................    6.47%    7.33     7.52     6.81     6.61


(1)  Exclusive of FDIC special assessment.
(2)  Interest  rate  spread  for  the  period  shown   includes  the  impact  of
     non-interest bearing demand deposits.
(3)  Net  interest  income  divided  by  average  interest-earning  assets.
(4) Exclusive of real estate owned expenses and losses and FDIC special assessment.
(5) General valuation allowances to non-performing loans (net of specific allowances).

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Forward-Looking Statements

When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


                                     GENERAL

Midland Capital Holdings Corporation (the "Company") is a Delaware corporation that was organized in 1998 for the purpose of becoming the thrift institution holding company for Midland Federal Savings and Loan Association (the "Association" or "Midland Federal"). The Association converted from a federal mutual savings and loan association to a federal stock savings and loan association on June 30, 1993 (the "Conversion"). In the Conversion, 345,000 shares of common stock, par value of $.01 per share, of the Association were sold in an initial public offering for an aggregate consideration of $3.45 million. On March 19, 1998 the Board of Directors of the Association adopted a proposal to reorganize the Association into a holding company form of organization in accordance with a Merger Agreement and Plan of Reorganization (the "Reorganization"). The holding company reorganization was approved by the Association's shareholders on July 15, 1998 and became effective on July 23, 1998. As a result of the Reorganization, the Association became a wholly owned subsidiary of Midland Capital Holdings Corporation, and each outstanding share of common stock of the Association became, by operation of law, one share of common stock of Midland Capital Holdings Corporation. At June 30, 2000 there were 363,975 shares of the Company's common stock outstanding.

The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan, mortgage-backed securities, and investment portfolios and its cost of funds, consisting of the interest paid on its deposits and borrowings. In addition, to a lesser extent, the Company's operating results are affected by non-interest income and non-interest expense. Non-interest expense includes operating expenses consisting primarily of employee salaries and benefits, office occupancy expenses, equipment costs, federal deposit insurance premiums, and other general and administrative expenses. Operational results are also affected by general economic conditions (particularly changes in interest rates), competition, government policies and actions of regulatory agencies.

The Company's operating philosophy is to provide, in a safe and profitable manner, financial services to families and local businesses in the communities served by its four offices. The Company's immediate market area consists of Southwest Chicago and the Southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Burbank, Chicago Ridge, Lockport, Orland Park and Lemont. Consistent with its operating philosophy, the Company focuses upon attracting deposits from the general public and using such deposits to originate residential mortgage, and to a lesser extent, consumer, multi-family and other loans in its primary market area. The Company also makes substantial investments in mortgage-backed securities, investment securities consisting primarily of U.S. government and agency obligations and liquid assets in an effort to control interest rate risk.


                        MANAGEMENT OF INTEREST RATE RISK

An evaluation of the interest rate risk position of a financial institution typically entails an examination of the sensitivity of the institution's balance sheet to changes in interest rates and the capacity of the institution to absorb losses resulting from movements in interest rates. The sensitivity of an institution's balance sheet depends upon the composition of the institution's assets and liabilities. The Company manages interest rate risk by analyzing the extent to which its assets and liabilities are interest rate sensitive and then developing strategies to reduce the vulnerability of its operations to changes in interest rates.

Management uses analytical tools provided by the Office of Thrift Supervision ("OTS") to measure and predict the Association's level of interest rate risk under a variety of market scenarios. In evaluating an institution's interest rate risk profile, the OTS focuses on Net Portfolio Value ("NPV"), which is a proxy for the economic value, or net present value, of an institution's worth. NPV is defined as the present value of assets, less the present value of liabilities, plus the net present value of off balance sheet contracts. OTS measures an institution's vulnerability to interest rate risk by examining the "Pre-Shock NPV Capital Ratio", the "Post-Shock NPV Capital Ratio" and the "Sensitivity Measure". The Pre-Shock NPV Capital Ratio is the leverage ratio of equity-to-assets expressed in present value terms and is calculated by dividing an institution's base-case NPV by the present value of its assets. The Post-Shock NPV Capital Ratio, also referred to as the "Exposure Measure", is an estimate of what an institution's NPV capital ratio would be after a hypothetical adverse 200 basis point shock in interest rates. The Sensitivity Measure gauges the magnitude of loss that an institution would suffer from a 200 basis point movement in interest rates. The Sensitivity Measure is calculated as the difference between the Post Shock NPV Capital Ratio and the Pre-Shock NPV Capital Ratio, expressed in basis points. The OTS Interest Rate Risk Exposure Model measures an institution's interest rate risk by approximating its NPV under various market interest rate scenarios which range from a 300 basis point increase to a 300 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodology described in the above interest rate risk measurements. Measuring changes in NPV requires certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. For example, the model assumes that the actual composition of the Association's interest sensitive assets and liabilities remain constant over the period being measured. Also, the model assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or re-pricing of specific assets and liabilities. Finally, the model does not take into account the impact of the Association's business or strategic plans on the structure of interest-earning assets and interest-bearing liabilities. Accordingly, although the NPV measurement provides an indication of the Association's interest rate risk exposure at a particular point in time, such measurement is not intended to, and does not provide, a precise forecast of the effect of the changes in market interest rates on the Association's net interest income and will differ from actual results. The results of the OTS's NPV model are monitored by management and presented to the Board of Directors quarterly.

The interest rate risk policy of the Association has established Board approved limits on interest rate risk that are defined in terms of net portfolio value. These limits specify the minimum NPV Ratio that the Board is willing to allow under current interest rates and for a range of six hypothetical interest rate scenarios of plus and minus 100, 200 and 300 basis points from the actual term structure of interest rates observed at quarter end. The Association uses a variety of tools to limit interest rate risk. First, the Association has focused a portion of its residential lending and investments on adjustable-rate mortgages ("ARMs") and mortgage-backed securities, which generally both re-price within one year, although the Association continues to originate long term fixed-rate mortgages in recognition of market demand and the potential for increased margin. Second, the Association maintains a high level of liquidity and has focused its investment activities in cash equivalents, two year U.S Treasury Notes, balloon mortgage-backed securities and intermediate term investments. Third, the Association seeks to maintain a large percentage of its deposit liabilities in passbook and transaction accounts, which are considered to be relatively resistant to changes in interest rates.

The Association's interest rate sensitivity of net portfolio value is shown in the following table, which shows the NPV and projected change in the NPV of the Association at June 30, 2000 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points.

                      NET PORTFOLIO VALUE          NPV AS % OF ASSETS

Change in Rates   $ Amount  $ Change  % Change      NPV Ratio  Change
---------------   --------  --------  --------      ---------  ------
(Basis Points)  (Thousands)
   +300 bp          6,482    -5,406      -45           4.83   -365 bp
   +200 bp          8,216    -3,673      -31           6.03   -244 bp
   +100 bp         10,045    -1,843      -16           7.27   -121 bp
      0 bp         11,888        --       --           8.47     -- bp
   -100 bp         13,481     1,593      +13           9.49   +101 bp
   -200 bp         14,543     2,655      +22          10.14   +167 bp
   -300 bp         16,669     4,781      +40          11.44   +296 bp


                      FINANCIAL CONDITION AT JUNE 30, 2000

During the year ended June 30, 2000, total assets of the Company increased by $7.0 million to $137.2 million from $130.2 million at June 30, 1999. This increase was primarily the result of an increase in deposits in the amount of $6.6 million to $126.9 million at June 30, 2000. Net loans receivable and loans available for sale increased $3.7 million to $53.0 million at June 30, 2000. Loan disbursements totaled $15.1 million in fiscal 2000 compared to $24.9 million during the year ended June 30, 1999. Principal payments to loans during the year ended June 30, 2000 totaled $8.3 million compared to $11.5 million during the year ended June 30, 1999. The balance of mortgage-backed securities increased by $6.0 million to $21.9 million due to purchases of mortgage-backed securities in the amount of $10.0 million, which exceeded repayments of mortgage-backed securities in the amount of $4.0 million during the fiscal year. The $3.7 million increase in net loans receivable and the $6.0 million increase in mortgage-backed securities were funded by the $2.3 million decrease in cash and cash equivalents, discussed below, as well as the increase in deposits during the fiscal year.

In fiscal 2000 the Company originated $2.7 million in single family mortgage loans in conjunction with the Illinois Housing Development Authority's ("IHDA") first time home buyers program. As required by the program, the Company completed the sale of $3.2 million of these loans to the IHDA in fiscal 2000 and will continue to service these loans for the IHDA and these customers. In fiscal 2001 the Company plans to continue to participate in the IHDA first time home buyers program as market demands warrant, and to market its loan products to local real estate brokers through Company loan origination personnel.

Cash and cash equivalents decreased $2.3 million to $32.7 at June 30, 2000 from $35.0 million at June 30, 1999. The balance of investment securities remained stable at $25.0 million at June 30, 2000. The weighted average remaining maturity of the Company's investment securities portfolio at June 30, 2000 was
2.1 years.

Deposits for the year ended June 30, 2000 increased $6.6 million as deposit activity of $438.1 million and interest credited to deposit accounts in the amount of $4.7 million exceeded withdrawal activity of $436.2 million. The increase in deposits is the result of a $3.3 million increase in certificate of deposit accounts, a $3.0 million increase in money market accounts and a $1.1 million increase in NOW accounts, offset by a $642,000 decrease in passbook deposit accounts and a $169,000 decrease in demand deposit accounts. The net increase in savings deposits is primarily attributed to aggressive pricing and promotion of both certificate of deposit and money market accounts at the Company's new branch office location in Homer Township, Illinois.

Stockholders' equity increased $261,000 to $9.3 million at June 30, 2000 from $9.0 million at June 30, 1999. The increase in stockholders' equity was primarily due to earnings in the amount of $372,000 offset by dividends paid on common stock in the amount of $109,000 and a $37,000 decline in market value, net of income taxes, from securities classified 'available for sale'.

Non-performing assets totaled $284,000 at June 30, 2000 as compared to $500,000 at June 30, 1999. Non-performing assets at June 30, 2000 consist of non-accruing loans, net of specific reserves. At June 30, 2000 non-accruing loans are comprised of $232,000 in four single family residential mortgage loans, $38,000 in one multi-family residential mortgage loan and $14,000 in non-mortgage loans. General allowances for loan losses total $185,000 or 65.24% of net non-performing loans at June 30, 2000.

                              RESULTS OF OPERATIONS

The Company's operating results depend primarily on the level of its net interest income and non-interest income as well as the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-costing liabilities and the interest rate earned or paid on them. The Company receives non-interest income in the form of fees charged for services related to transaction and other deposit accounts. Fee income is also generated by the Company's loan origination and loan brokerage operations, as well as its loan servicing operations in the form of late payment and loan servicing fees. Personnel costs, office occupancy and equipment expenses and deposit insurance premiums comprise the largest components of the Company's non-interest expense.

The following table presents, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances and include non-accruing loans.

                                               Year Ended June 30,
                     ------------------------------------------------------------------------

                              2000                     1999                     1998
                     ----------------------   ----------------------   ----------------------




                     Average Interest Yield   Average Interest Yield   Average Interest Yield
                     Balance  Earned/  and    Balance  Earned/  and    Balance  Earned/  and
                               Paid   Rates             Paid   Rates             Paid   Rates
                     -------- ------- -----   -------- ------- -----   -------- ------- -----

                                              (Dollars in Thousands)
Interest-Earning
  Assets:
Loans Receivable (1) $ 50,383 $3,691  7.33%     46,270 $3,442  7.44%   $ 34,701 $2,792  8.04%
Mortgage-backed
  securities........   21,688  1,409  6.49      18,457  1,214  6.58      23,065  1,552  6.73
Investment and other
  securities........   25,055  1,397  5.58      21,441  1,213  5.66      21,142  1,248  5.90
Interest-bearing
  deposits..........   34,785  1,930  5.59      28,826  1,426  4.95      25,234  1,387  5.50
FHLB stock..........      656     46  7.04         582     38  6.43         554     37  6.75
                      -------  -----  ----     -------  -----  ----     -------  -----  ----
    Total interest-
      earning assets $132,567 $8,473  6.39%   $115,576 $7,333  6.34%   $104,696 $7,016  6.70%
                      -------  -----  ----     -------  -----  ----     -------  -----  ----


Interest-Bearing
  Liabilities:
Certificates of
  deposit........... $ 61,878 $3,120  5.04%   $ 50,000 $2,557  5.11%   $ 43,122 $2,330  5.40%
Passbook accounts...   42,507  1,286  3.03      41,323  1,229  2.97      40,097  1,185  2.96%
Money market and
  NOW accounts......   16,273    557  3.43      13,136    393  2.99      11,744    354  3.02%
                      -------  -----  ----     -------  -----  ----     -------  -----  ----
    Total interest-
      bearing lia-
      bilities...... $120,658 $4,963  4.11%   $104,459 $4,179  4.00%   $ 94,963 $3,869  4.07%
                      =======  -----  ----     =======  -----  ----     =======  -----  ----

Net earning assets.. $ 11,909                 $ 11,117                 $  9,733
                      =======                  =======                  =======

Net-interest income.          $3,510                   $3,154                   $3,147
                               =====                    =====                    =====

Net-interest rate
  spread (2)........                  2.28%                    2.34%                    2.63%
                                      ====                     ====                     ====

Net-interest margin.                  2.65%                    2.73%                    3.01%
                                      ====                     ====                     ====

Average interest-
  earning assets to
  average interest-
  bearing liabilities         109.87%                  110.64%                  110.25%
                              ======                   ======                   ======



(1) Calculated net of deferred yield adjustments, loan discounts, loans in process and loss reserves.
(2) Net-interest rate spread would be increased to 2.57%, 2.65% and 2.92% for the periods shown if the positive impact of the average balance of non-interest bearing demand deposits ($9,336, $8,581 and $7,386 for the periods shown) is considered.
                                       11

     The following table presents, for the period indicated, the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase related to higher outstanding balances and that due to the unprecedented levels and volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate), (ii) changes in rate (changes in rate multiplied by old average volume) and (iii) changes in rate-volume (changes in rate multiplied by the change in average volume).


                                               Year Ended June 30,
                       ------------------------------------------------------------------
                             2000   vs.   1999                   1999   vs.   1998
                       ------------------------------      ------------------------------
                        Increase (decrease) due to          Increase (decrease) due to
                       ------------------------------      ------------------------------
                                        Rate/                               Rate/
                       Volume   Rate   Volume   Net        Volume   Rate   Volume   Net
                       ------  ------  ------  ------      ------  ------  ------  ------

                                             (Dollars in Thousands)
Interest-Earning
  Assets:
Loans Receivable....  $  306   $( 52)  $( 5) $  249       $ 931   $(211)  $( 70)  $ 650
Mortgage-backed
  securities........     213    ( 15)   ( 3)    195        (310)   ( 35)      7    (338)
Investment and other
  securities........     204    ( 17)   ( 3)    184          18    ( 52)   (  1)   ( 35)
Interest-bearing
  deposits..........     295     173     36     504         197    (138)   ( 20)     39
FHLB stock..........       5       3     --       8           1      --      --       1
                        ----    ----   ----    ----        ----     ---     ---     ---
    Total interest-
      earning assets  $1,023   $  92  $  25  $1,140       $ 837   $(436)  $( 84)  $ 317
                       -----    ----   ----   -----        ----    ----    ----    ----

Interest-Bearing
  Liabilities:
Certificates of
  deposit...........  $  607     (36)   ( 8) $  563       $ 372   $(125)  $ (20)  $ 227
Passbook accounts...      35      21      1      57          36       8      --      44
Money market and
  NOW accounts......      93      57     14     164          42    (  3)     --      39
                       -----    ----   ----   -----        -----   ----    ----    ----
    Total interest-
      bearing liab-
      ilities.......  $  735   $  42  $   7  $  784       $ 450   $(120)   $(20)  $ 310
                       -----    ----   ----   -----        ----     ---     ---    -----

Net change in net
  interest income...                         $  356                               $   7
                                              =====                                ====

                         COMPARISON OF OPERATING RESULTS
                           FOR THE FISCAL YEARS ENDED
                         JUNE 30, 2000 AND JUNE 30, 1999

The Company had net income of $372,000 in fiscal 2000 compared to net income of $365,000 for fiscal 1999. The increase in net income is attributable to a $356,000 increase in net interest income and an $8,000 decrease in income taxes offset by a $275,000 decrease in non-interest income and an $82,000 increase in non-interest expense.

Net interest income before provision for loan losses increased $356,000 to $3.5 million in fiscal 2000 from $3.2 million in fiscal 1999. The average balance of net earning assets increased $792,000 to $11.9 million in fiscal 2000 from $11.1 million in the prior fiscal year. Net interest margin and interest rate spread decreased in fiscal 2000 to 2.65% and 2.57%, respectively, from 2.73% and 2.65%, respectively, in fiscal 1999, primarily as a result of increasing short term market interest rates and increased competition for deposit liabilities during the current fiscal year which resulted in a higher average cost of interest bearing liabilities. The ratio of average interest earning assets to average interest bearing liabilities also decreased to 109.87% in fiscal 2000 from 110.64% in fiscal 1999.

INTEREST INCOME
Interest income increased $1.1 million in fiscal 2000 to $8.5 million. This increase in interest income resulted from a $17.0 million increase in the average balance of interest earning assets to $132.6 million in fiscal 2000 from $115.6 million in fiscal 1999 as well as an increase in the average yield earned on interest earning assets to 6.39% in fiscal 2000 from 6.35% in fiscal 1999 as a result of higher short term market interest rates.

Interest on loans receivable increased $249,000, or 7.2%, in fiscal 2000 to $3.7 million compared with fiscal 1999. The increase in interest income was attributed to a $4.1 million increase in the average outstanding balance of net loans receivable to $50.4 million in fiscal 2000 from $46.3 million in fiscal 1999. The increase in the average balance of net loans receivable was partially offset by a decrease in the average yield earned on loans receivable to 7.33% in fiscal 2000 from 7.44% in fiscal 1999 as repayments of higher yielding loans within the loan portfolio were replaced with lower yielding loans originated over both the prior and current fiscal year.

Interest on mortgage-backed securities increased $195,000, or 16.0%, to $1.4 million in fiscal 2000 compared with fiscal 1999. The increase in interest income was attributed to a $3.2 million increase in the average outstanding balance of mortgage-backed securities to $21.7 million in fiscal 2000 from $18.5 million in fiscal 1999. The Company increased its investment in mortgage-backed securities in fiscal 2000 in order to maintain compliance with regulatory requirements regarding qualified thrift lender status. The increase in the average outstanding balance of mortgage-backed securities was offset by a decrease in the average yield earned on mortgage-backed securities to 6.49% in fiscal 2000 from 6.58% in fiscal 1999.

Interest earned on investment securities increased $184,000, or 15.2%, in fiscal 2000. The increase in interest income resulted from a $3.6 million increase in the average outstanding balance of investment securities to $25.1 million from the prior fiscal year. The increase in the average outstanding balance of investment securities was offset by a decrease in the average yield earned on investment securities to 5.58% in fiscal 2000 compared to 5.66% in fiscal 1999.

Interest earned on interest bearing deposits increased $504,000, or 35.4%, to $1.9 million in fiscal 2000 compared with fiscal 1999. The increase in interest income is attributed to a $6.0 million increase in the average outstanding balance of interest bearing deposits to $34.8 million in fiscal 2000 from $28.8 million in fiscal 1999 as well as an increase in the average yield earned on interest bearing deposits to 5.59% in fiscal 2000 from 4.95% in fiscal 1999. The Company maintained its investments in interest bearing deposits in response to increasing higher short term market interest rates during 2000.

INTEREST EXPENSE
Interest expense increased $784,000, or 18.8%, to $5.0 million in fiscal 2000 from $4.2 million in fiscal 1999. The increase in interest expense in fiscal 2000 was the result of a $16.2 million increase in the average outstanding balance of interest costing deposits to $120.7 million in fiscal 2000 from $104.5 million in fiscal 1999 as well as an increase in the average yield paid on interest costing deposits to 4.11% in fiscal 2000 compared to 4.00% in fiscal 1999. The increase in savings deposits is primarily attributed to aggressive pricing and promotion of certificate and money market deposit accounts by the Company at its Homer Township branch banking facility.

PROVISIONS FOR LOSSES ON LOANS
The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Company incurred no loan charge-offs during fiscal 2000. During fiscal 2000 the Company increased its general allowance for loan losses to $185,000 at fiscal year end from $178,000 at the prior fiscal year end. At fiscal year end, the $185,000 general allowance for loan losses was determined by the Company to be consistent with its policy for the establishment and maintenance of adequate levels of general loan loss allowances. The $7,000 increase in the Company's general allowance for loan losses during fiscal 2000 was the result of $48,000 in recoveries from fully reserved loans which loss reserves were transferred from specific allowance to general and $3,000 in recoveries from loans previously charged off. These loan loss recoveries were offset by $44,000 in loans that were specifically reserved out of the general allowance for loan losses during the current fiscal year.

At June 30, 2000, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.


NON-INTEREST INCOME
Non-interest income decreased $275,000 to $880,000 in fiscal 2000 from $1.2 million in fiscal 1999. The decrease in non-interest income in fiscal 2000 is primarily attributed to a $102,000 decrease in loan fees and service charges, an $82,000 decrease in income from the sale and rental of real estate owned properties, a $41,000 decrease in commission income and a $29,000 decrease in deposit related fees. The decrease in loan fees and service charges was the result of decreased loan brokerage revenues and loan origination activity in fiscal 2000 compared to fiscal 1999. The decrease in commission income was the result of a decrease in the sale of annuity products in fiscal 2000 compared to the prior fiscal year. The decrease in deposit related fees in fiscal 2000 is attributed to a decrease in the level of demand deposit service charges resulting from decreased overdraft activity compared to the prior fiscal year.

NON-INTEREST EXPENSE
Non-interest expense increased $82,000 to $3.8 million in fiscal 2000 compared with the prior fiscal year. The primary factors for the increase in non-interest expense were a $145,000 increase in occupancy and equipment expense and a $26,000 increase in advertising expense, as compared with the prior fiscal year. These increases in non-interest expense were offset by a $52,000 decrease in staffing costs and a $24,000 decrease in data processing fees, as compared with the prior fiscal year. The increase in office occupancy and advertising expense in fiscal 2000 reflected the first full year of operations for the Company's Homer Township, Illinois branch banking facility, which opened for business in April 1999. The decrease in staffing costs was the result of a reduction in commissions paid to the Company's staff loan originators due to a reduction in loan originations compared with the prior fiscal year. The decrease in data processing fees in fiscal 2000 was the result of the elimination of a $38,000 de-conversion fee incurred in the prior fiscal year when the Company converted its data processing systems to another service provider.

INCOME  TAXES
Provisions for income taxes decreased by $8,000 to $179,000 in fiscal 2000 from $187,000 in fiscal 1999 primarily due to a decreased amount of non-deductible items in the current year as compared to the prior year.


                         COMPARISON OF OPERATING RESULTS
                           FOR THE FISCAL YEARS ENDED
                         JUNE 30, 1999 AND JUNE 30, 1998

The Company had net income of $365,000 in fiscal 1999 compared to net income of $595,000 for fiscal 1998. The decrease in net income is primarily attributed to a $267,000 increase in non-interest expense and the elimination of a $160,000 recovery of loan loss provisions in the prior year period offset by a $39,000 increase in non-interest income and a $151,000 reduction in the provision for income taxes.

Net interest income before provision for loan losses remained approximately the same in fiscal 1999 and 1998, totaling $3.2 million in both years. The average balance of net earning assets increased $1.4 million to $11.1 million in fiscal 1999 from $9.7 million in the prior fiscal year. Net interest margin and interest rate spread decreased in fiscal 1999 to 2.73% and 2.65%, respectively, from 3.01% and 2.92%, respectively, in fiscal 1998, as a result of lower market interest rates during the current fiscal year. The ratio of average interest earning assets to average interest bearing liabilities increased to 110.63% in fiscal 1999 from 110.25% in fiscal 1998.

INTEREST INCOME
Interest income increased $317,000 in fiscal 1999 to $7.3 million. This increase in interest income resulted from a $10.9 million increase in the average balance of interest earning assets to $115.6 million in fiscal 1999 from $104.7 million in fiscal 1998. The increase in the average outstanding balance of interest earnings assets was partially offset by a decrease in the average yield earned on interest earning assets to 6.34% in fiscal 1999 from 6.70% in fiscal 1998 as a result of lower market interest rates.

Interest on loans receivable increased $650,000, or 23.3%, in fiscal 1999 to $3.4 million compared with fiscal 1998. The increase in interest income was attributed to an $11.6 million increase in the average outstanding balance of net loans receivable to $46.3 million in fiscal 1999 from $34.7 million in fiscal 1998. The increase in loans was the result of a 42% increase in loan originations which more than offset a 24% increase in loan repayments and loan sales during the current fiscal year. The increase in the average balance of net loans receivable was partially offset by a decrease in the average yield earned on loans receivable to 7.44% in fiscal 1999 from 8.04% in fiscal 1998.

Interest on mortgage-backed securities decreased $338,000, or 21.7%, to $1.2 million in fiscal 1999 compared with fiscal 1998. The decrease in interest income was primarily attributed to a $4.6 million reduction in the average outstanding balance of mortgage-backed securities to $18.5 million in fiscal 1999 from $23.1 million in fiscal 1998 as well as to a decrease in the average yield earned on mortgage-backed securities to 6.58% in fiscal 1999 from 6.73% in fiscal 1998.

Interest earned on investment securities decreased $35,000, or 2.8%, in fiscal 1999. The decrease in interest income resulted primarily from a decrease in the average yield on investment securities to 5.66% in fiscal 1999 compared to 5.90% in fiscal 1998.

Interest earned on interest bearing deposits increased $39,000, or 2.8%, in fiscal 1999. The increase in interest income is attributed to a $3.6 million increase in the average outstanding balance of interest bearing deposits to $28.8 million in fiscal 1999 from $25.2 million in fiscal 1998 which offset a decrease in the average yield earned on interest bearing deposits to 4.95% in fiscal 1999 from 5.50% in fiscal 1998. The Company maintained its investments in interest bearing deposits in response to the potential for higher short term market interest rates at the end of fiscal 1999 and into fiscal 2000.

INTEREST EXPENSE
Interest expense increased $310,000, or 8.0%, to $4.2 million in fiscal 1999. The increase in interest expense in fiscal 1999 was primarily the result of a $9.5 million increase in the average outstanding balance of interest costing deposits to $104.5 million in fiscal 1999 from $95.0 million in fiscal 1998 which was partially offset by a decrease in the average yield paid on interest costing deposits to 4.00% in fiscal 1999 compared to 4.07% in fiscal 1998. The increase in savings deposits is primarily attributed to aggressive pricing and promotion of certificate of deposit accounts by the Company.

PROVISIONS FOR LOSSES ON LOANS
The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Company incurred $30,000 in loan charge-offs during fiscal 1999. During fiscal 1999 the Company increased its general allowance for loan losses to $178,000 at fiscal year end from $150,000 at the prior fiscal year end. At fiscal year end, the $178,000 general allowance for loan losses was determined by the Company to be consistent with its policy for the establishment and maintenance of adequate levels of general loan loss allowances. The $28,000 increase in the Company's general allowance for loan losses during fiscal 1999 was the result of $54,000 in recoveries from fully reserved loans which loss reserves were transferred from specific allowance to general and $2,000 in recoveries from loans previously charged off. These loan loss recoveries were offset by $28,000 in loans that were charged off out of the general allowance for loan losses during the current fiscal year.

At June 30, 1999, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

NON-INTEREST INCOME
Non-interest income increased $39,000 to $1.2 million in fiscal 1999 from $1.1 million in fiscal 1998. The increase in non-interest income in fiscal 1999 is primarily attributed to a $63,000 increase in loan fees and service charges, a $22,000 profit on the sale of real estate owned properties, a $16,000 increase in profit on sale of loans and an $11,000 increase in commission income. The increase in loan fees and service charges was the result of increased loan brokerage revenues and loan origination activity in fiscal 1999 compared to fiscal 1998, as discussed above. The increase in commission income was the result of an increase in the sale of annuity products in fiscal 1999 compared to the prior fiscal year. These increases in non-interest income were offset by a $67,000 decrease in deposit related fees in fiscal 1999 compared to the prior fiscal year. The decrease in deposit related fees in fiscal 1999 is attributed to a decrease in the level of demand deposit service charges resulting from decreased overdraft activity compared to the prior fiscal year. Deposit related fees also declined as a result of the implementation of new customer account data processing systems in the fiscal second quarter which system changes negatively impacted fee income while these system changes were implemented.

NON-INTEREST EXPENSE
Non-interest expense increased $267,000 to $3.8 million in fiscal 1999 compared to $3.5 million in the prior fiscal year. The primary factors for the increase in non-interest expense were a $220,000 increase in staffing costs, a $101,000 increase in occupancy and equipment expense, a $52,000 increase in computer software and support expense and a $47,000 increase in data processing fees, as compared with the prior fiscal year. These increases in non-interest expense were offset by a $165,000 reduction in provision for loss on real estate owned, a $21,000 reduction in legal expense and a $14,000 reduction in real estate owned expenses in fiscal 1999 compared with the prior year period. The increase in non-interest expense in fiscal 1999 is primarily attributed to the opening and operations of the Company's fourth banking facility in Homer Township, Illinois. Non-interest expense also increased as a result of the conversion of the Company's on-line customer account data processing and certain other data processing and computer systems to a new service provider in fiscal 1999 in order to bring mission critical data processing and computer systems into year 2000 compliance.

INCOME TAXES
Provisions for income taxes decreased by $151,000 to $187,000 in fiscal 1999 from $338,000 in fiscal 1998. The decreased income tax provision for fiscal 1999 was due primarily to the decrease in operating income as compared to fiscal 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits, loan and mortgage- backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. In addition, the Association may borrow funds from the Federal Home Loan Bank of Chicago (the "FHLB").

The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds, (ii) expected deposit flows,
(iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. The OTS requires members of the FHLB system to maintain minimum levels of liquid assets. OTS regulations currently require the Association to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 2000, the Association's regulatory liquidity ratio was 52.9%. At such date, the Association had commitments to originate $1.4 million in single family mortgage loans and no commitments to either purchase or sell loans.

The Company considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. The Company's liquidity, represented by cash and cash equivalents, is a combination of its operating, investing and financing activities. These activities are summarized in the following table for the years ended June 30, 2000 and 1999.


                                                      For the Year
                                                     Ended June 30,
                                                ----------------------
                                                  2000          1999
                                                --------      --------
                                                (Dollars in Thousands)
Net income.............................         $   372        $   365
Adjustments to reconcile net income
  to net cash provided by
  operating activities.................             713            308
                                                 ------         ------
Net cash provided by
  operating activities.................           1,085            673
Net cash provided for
  investing activities.................         (10,098)       (10,124)
Net cash provided by
  financing activities.................           6,659         12,477
                                                 ------         -------
Net change in cash and
  cash equivalents.....................          (2,354)         3,026
Cash and cash equivalents at
  beginning of period..................          35,020         31,994
                                                 ------         ------
Cash and cash equivalents at
  end of period........................         $32,666        $35,020
                                                 ======         ======



At June 30, 2000 Midland Federal had tangible and core capital of $8.9 million, or 6.48% of adjusted total assets, which was approximately $6.9 million and $4.8 million above the minimum requirements for capital adequacy purposes in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At June 30, 2000 Midland Federal had total capital of $9.1 million and risk-weighted assets of $45.8 million, or total capital of 19.90% of risk-weighted assets. This amount was approximately $5.4 million above the 8.0% requirement for capital adequacy purposes in effect on that date.

                       IMPACT OF NEW ACCOUNTING STANDARDS

The following does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the Financial Accounting Standards Board ("FASB") which are of particular interest to financial institutions.

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


                     IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with Generally Accepted Accounting Principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

                                  COMMON STOCK

As of June 30, 2000, there were approximately 60 holders of record of the Company's common stock and 363,975 shares of issued and outstanding common stock. The Company's common stock is quoted on the 'pink sheets' published by the National Quotation Bureau Inc.
under the symbol 'MCPH'.

The following table sets forth, for the periods shown, the high and low prices of the common stock and cash dividends per share declared. The prices reflect inter-dealer quotations without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions.

                                                          Cash dividends
Quarter ended               High              Low            declared
-------------------         -----            -----        --------------
September 30, 1998          30.25            23.00             0.075

December 31, 1998           26.38            22.00             0.075

March 31, 1999              23.00            23.00             0.075

June 30, 1999               22.00            20.50             0.075

September 30, 1999          21.00            19.50             0.075

December 31, 1999           19.88            15.75             0.075

March 31, 2000              17.00            13.75             0.075

June 30, 2000               14.00            13.25             0.075


Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions.



Officers and Directors

Officers                                Directors
Paul Zogas                              Paul Zogas
President,                              President, Chief Executive Officer,
Chief Executive Officer                 Chief Financial Officer and
and Chief Financial Officer of          Chairman of the Board for
the Company and the Association         the Company and the Association

Charles Zogas                           Charles Zogas
Executive Vice President,               Executive Vice President,
Chief Operating Officer,                Chief Operating Officer,
Secretary and Treasurer of              Secretary and Treasurer
the Company and the Association

Richard Taylor                          Richard Taylor
Vice President, Trust Officer           Vice President, Trust Officer
and Assistant Secretary    of           and Assistant Secretary
the Company and the Association

Janice Cecott                           Algerd Brazis
Controller of the Company               Retired businessman and
and the Association                     Director, Knights of Lithuania
                                        Mid-America District

Muriel Kowalski                         Michael J. Kukanza
Assistant Vice President of             Principal in Compass Asset
the Company and the Association         Management, L.L.C.

Donna Chmiel                            Jonas Vaznelis
Internal Auditor of the                 Retired businessman and Committee
Company and the Association             member of the Board of Zoning Appeals
                                        for Beverly Shores, Indiana.
Lois Gajdorus
Assistant Vice President of
the Association

Corporate Information

Investor Information
Midland Capital Holdings Corporation is the thrift holding company for Midland Federal Savings and Loan Association. Shareholders, investors and analysts interested in additional information may contact at the Corporate Office: Paul Zogas, President, 8929 S.
Harlem Avenue, Bridgeview, Illinois 60455

Annual Report on Form 10-KSB
A copy of Midland Capital Holdings Corporation's Annual Report on Form 10-KSB including financial statements, as filed with the SEC, is available without charge by writing to our Corporate Office, Attn: Charles Zogas, Executive Vice President, 8929 S. Harlem Avenue, Bridgeview, Illinois 60455.

Annual Meeting of Shareholders
The Annual Meeting of the Shareholders of Midland Capital Holdings Corporation will be held at 2:00 p.m., October 18, 2000, at the Corporate Office of the Company, 8929 S. Harlem Avenue, Bridgeview, Illinois. All shareholders are cordially invited to attend.

Stock Transfer Agent
Midland Capital Holdings Corporation's transfer agent, Registrar and Transfer Company, maintains all stockholder records and can assist with stock transfer and registration, lost certificates or address change, changes or corrections in social security or tax identification numbers, and 1099 tax reporting questions. If you have questions, please contact the stock transfer agent in writing at the address below:

         Registrar and Transfer Company
         10 Commerce Drive
         Cranford, New Jersey 07016-3572
         Attn: Corporate Relations

Corporate Counsel/Washington, D.C.
         Silver, Freedman & Taff, L.L.P.
         1100 New York Avenue, N.W.
         Washington, D.C. 20005-3934

Corporate Counsel/Chicago, Illinois
         Kamm & Shapiro, Ltd.
         230 West Monroe Street - Suite 1100
         Chicago, Illinois 60606

Independent Auditors
         Cobitz, VandenBerg & Fennessy
         9944 South Roberts Road - Suite 202
         Palos Hills, Illinois 60465

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Midland Capital Holdings Corporation
Bridgeview, Illinois

         We have audited the consolidated statements of financial condition of Midland Capital Holdings Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ending June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midland Capital Holdings Corporation and subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ending June 30, 2000, in conformity with generally accepted accounting principles.





August 10, 2000
Palos Hills, Illinois

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                             June 30,
                                                                      ---------------------
                                                                        2000          1999
Assets                                                                  ----          ----
Cash and amounts due from depository institutions                $  3,036,708      3,933,658
Interest-bearing deposits                                          29,629,809     31,086,638
                                                                -------------    -----------
   Total cash and cash equivalents                                 32,666,517     35,020,296
Investment securities,
held to maturity (fair value:
  2000 - $19,896,031; 1999 - $19,933,594) (note 2)                 19,990,723     19,994,152
Investment securities available for sale,
  at fair value (note 3)                                            5,042,710      5,098,307
Mortgage-backed securities, held to maturity (fair value:
  2000 - $21,508,988; 1999 - $15,938,491) (note 4)                 21,854,112     15,881,826
Loans receivable (net of allowance
  for loan losses:  2000 - $368,885;
  1999 - $365,863) (note 5)                                        53,030,170     48,914,195
Loans receivable held for sale (note 6)                                  -           435,150
Real estate owned, net                                                   -           276,372
Stock in Federal Home Loan Bank of Chicago                            728,500        636,000
Accrued interest receivable (note 7)                                  650,954        611,966
Office properties and equipment - net (note 8)                      2,580,061      2,594,050
Prepaid expenses and other assets (note 9)                            681,743        730,969
                                                                  -----------    -----------

   Total assets                                                   137,225,490    130,193,283
                                                                  ===========    ===========


Liabilities and Stockholders' Equity
Liabilities:
Deposits (note 10)                                                126,870,476    120,224,584
Advance payments by borrowers for taxes
  and insurance                                                       693,302        570,814
Other liabilities (note 11)                                           404,995        402,356
                                                                  -----------    -----------
   Total liabilities                                              127,968,773    121,197,754
                                                                  -----------    -----------

Stockholders' Equity:
Preferred stock, $.01 par value: authorized
  1,000,000 shares; none outstanding                                     -               -
Common stock, $.01 par value: authorized
  5,000,000 shares; issued and outstanding
  363,975 shares at June 30, 2000 and 1999                             3,640           3,640
Additional paid-in capital                                         3,274,654       3,271,315
Retained earnings - substantially restricted                       5,948,332       5,685,591
Accumulated other comprehensive income,
  net of income taxes                                                 42,704          80,030
Common stock awarded by Bank Incentive Plan                          (12,613)        (45,047)
                                                                 -----------     -----------
   Total stockholders' equity (notes 15 and 16)                    9,256,717       8,995,529
                                                                 -----------     -----------

Commitments and contingencies (notes 17 and 18)

   Total liabilities and stockholders' equity                  $ 137,225,490     130,193,283
                                                                 ===========     ===========




See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                          Years Ended June 30,
                                                  ----------------------------------
                                                   2000          1999          1998
                                                   ----          ----          ----
Interest income:
  Interest on loans                           $ 3,690,971     3,442,351     2,791,590
  Interest on mortgage-backed securities        1,408,639     1,214,401     1,551,940
  Interest on investment securities             1,397,537     1,212,855     1,247,576
  Interest on interest-bearing deposits         1,929,995     1,425,567     1,387,391
  Dividends on FHLB stock                          46,171        37,435        37,401
                                                ---------     ---------     ---------
    Total interest income                       8,473,313     7,332,609     7,015,898
                                                ---------     ---------     ---------

Interest expense:
  Interest on deposits (note 10)                4,963,447     4,179,051     3,868,946
                                                ---------     ---------     ---------
    Total interest expense                      4,963,447     4,179,051     3,868,946
                                                ---------     ---------     ---------

    Net interest income before provision
     for loan losses                            3,509,866     3,153,558     3,146,952
Provision for loan losses (recoveries) (note 5)      -             -         (160,000)
                                                ---------     ---------     ---------
    Net interest income after provision
     for loan losses                            3,509,866     3,153,558     3,306,952
                                                ---------     ---------     ---------

Non-interest income:
  Loan fees and service charges                   198,381       300,328       237,768
  Commission income                                64,205       105,116        94,572
  Profit on sale of loans (note 6)                 35,734        45,154        29,076
  Profit on sale of real estate owned - net         4,491        21,602          -
  Deposit related fees                            499,865       529,367       596,194
  Other income                                     77,734       153,777       158,233
                                                ---------     ---------     ---------
    Total non-interest income                     880,410     1,155,344     1,115,843
                                                ---------     ---------     ---------

Non-interest expense:
  Staffing costs (notes 12 and 13)              1,955,963     2,008,128     1,788,697
  Advertising                                     119,177        93,268        89,394
  Occupancy and equipment expenses (note 8)       720,895       576,094       474,947
  Data processing                                 175,752       199,828       152,830
  Federal deposit insurance premiums               47,428        64,047        63,090
  Legal, audit and examination services           139,952       145,364       161,005
  Real estate owned expense                         4,729        80,418        93,917
  Provision for loss on
   real estate owned (note 1)                        -            1,527       167,000
  Other                                           675,562       588,608       498,968
                                                ---------     ---------     ---------
    Total non-interest expense                  3,839,458     3,757,282     3,489,848
                                                ---------     ---------     ---------

  Income before income taxes                      550,818       551,620       932,947
Provision for income taxes (note 14)              178,884       186,901       338,354
                                                ---------     ---------     ---------

      Net income                              $   371,934       364,719       594,593
                                                =========     =========     =========


Earnings per share - basic                    $      1.02          1.00          1.68
                                                =========     =========     =========

Earnings per share - diluted                  $      1.01           .99          1.66
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

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity


                                                                           Accumulated  Common
                                                   Additional                Other      Stock
                                          Common    Paid-In     Retained  Comprehensive Awarded
                                          Stock     Capital     Earnings     Income     by BIP     Total
                                        -------------------------------------------------------------------

Balance at June 30, 1997                $  3,467    3,073,664   4,942,077     61,375  (109,917)  7,970,666
                                          ------    ---------   ---------    -------   -------   ---------

 Comprehensive income:
  Net income                                                      594,593                          594,593
  Other comprehensive income,
    net of tax:
   Unrealized holding gain
    during the year                                                           83,724                83,724
                                                                ---------    -------             ---------

 Total comprehensive income                                       594,593     83,724               678,317

  Common stock issued in
   connection with stock
   options exercised                         173      189,577                                      189,750

  Tax benefit related to
   employee stock plan                                  3,074                                        3,074

  Amortization of award of BIP stock                                                    32,435      32,435

  Dividends declared on
   common stock ($.30 per share)                                 (106,605)                        (106,605)
                                          ------    ---------   ---------    -------   -------   ---------

Balance at June 30, 1998                   3,640    3,266,315   5,430,065    145,099   (77,482)  8,767,637
                                          ------    ---------   ---------    -------   -------   ---------

 Comprehensive income:
  Net income                                                      364,719                          364,719
  Other comprehensive income,
    net of tax:
   Unrealized holding loss
    during the year                                                          (65,069)              (65,069)
                                                                ---------    -------             ---------
 Total comprehensive income                                       364,719    (65,069)              299,650

  Tax benefit related to
   employee stock plan                                  5,000                                        5,000

  Amortization of award of BIP stock                                                    32,435      32,435

  Dividends declared on
   common stock ($.30 per share)                                 (109,193)                        (109,193)
                                          ------    ---------   ---------    -------   -------   ---------
Balance at June 30, 1999                   3,640    3,271,315   5,685,591     80,030   (45,047)  8,995,529
                                          ------    ---------   ---------    -------   -------   ---------

 Comprehensive income:
  Net income                                                      371,934                          371,934
  Other comprehensive income,
    net of tax:
   Unrealized holding loss
    during the year                                                          (37,326)              (37,326)
                                                                ---------    -------             ---------
 Total comprehensive income                                       371,934    (37,326)              334,608

  Tax benefit related to
   employee stock plan                                  3,339                                        3,339

  Amortization of award of BIP stock                                                    32,434      32,434

  Dividends declared on
   common stock ($.30 per share)                                 (109,193)                        (109,193)
                                          ------    ---------   ---------    -------   -------   ---------
Balance at June 30, 2000                $  3,640    3,274,654   5,948,332     42,704   (12,613)  9,256,717
                                          ======    =========   =========    =======   =======   =========



See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                             Years Ended June 30,
                                                                 -------------------------------------------
                                                                     2000            1999            1998
                                                                     ----            ----            ----
Cash flows from operating activities:
  Net income                                                  $     371,934         364,719         594,593
  Adjustments to reconcile net income to net cash
   from operating activities:
    Depreciation                                                    311,378         203,398         148,118
    Amortization of premiums and discounts on securities            (49,270)          5,204          25,682
    Amortization of cost of stock benefit plan                       32,434          32,435          32,435
    Federal Home Loan Bank stock dividend                           (23,600)           -               -
    Profit on sale of real estate owned                              (4,491)        (21,602)           -
    Provision for loss on real estate owned                            -              1,527         167,000
    Provision for loan losses (recoveries)                             -               -           (160,000)
    Proceeds from sale of loans held for sale                     3,172,515       3,298,250       2,196,672
    Origination of loans held for sale                           (2,737,365)     (3,073,950)     (2,625,722)
    Profit on sale of loans                                         (35,734)        (45,154)        (29,076)
    (Increase) decrease in accrued interest receivable              (38,988)          7,498          18,832
    Increase in accrued interest payable                              5,101           4,731           4,672
    Decrease in deferred income on loans                            (26,666)       (114,528)        (79,462)
    Decrease in other assets                                        107,211           9,211          53,199
    Increase in other liabilities                                       877           1,396          13,332
                                                                -----------     -----------     -----------
Net cash provided by operating activities                         1,085,336         673,135         360,275
                                                                -----------     -----------     -----------

Cash flows from investing activities:
    Purchase of mortgage-backed securities, held to maturity    (10,007,275)     (1,101,593)     (4,610,445)
    Proceeds from repayments of mortgage-backed securities,
      held to maturity                                            4,071,981       6,049,456       5,663,017
    Purchase of investment securities, held to maturity          (9,985,251)     (9,996,325)     (9,987,650)
    Proceeds from maturities of investment securities,
      held to maturity                                           10,000,000      10,000,000      10,000,000
    Purchase of investment securities, available for sale              -         (4,000,000)           -
    Purchase of Federal Home Loan Bank stock                        (68,900)        (82,000)           -
    Loan disbursements                                          (12,348,587)    (21,806,872)    (14,927,543)
    Loan repayments                                               8,260,647      11,548,347       9,757,375
    Proceeds from sale of real estate owned                         276,472         495,425            -
    Property and equipment expenditures                            (297,389)     (1,230,163)       (127,379)
                                                                -----------     -----------     -----------
Net cash provided for investing activities                      (10,098,302)    (10,123,725)     (4,232,625)
                                                                -----------     -----------     -----------

Cash flows from financing activities:
    Proceeds from exercise of stock options                            -               -            189,750
    Deposit receipts                                            438,125,311     388,100,662     360,038,437
    Deposit withdrawals                                        (436,191,332)   (379,590,415)   (358,908,515)
    Interest credited to deposit accounts                         4,711,913       3,952,491       3,659,000
    Payment of dividends                                           (109,193)       (109,193)       (106,605)
    Increase in advance payments
      by borrowers for taxes and insurance                          122,488         123,146          91,903
                                                                -----------     -----------     -----------
Net cash provided by financing activities                         6,659,187      12,476,691       4,963,970
                                                                -----------     -----------     -----------

Net change in cash and cash equivalents                          (2,353,779)      3,026,101       1,091,620
Cash and cash equivalents at beginning of year                   35,020,296      31,994,195      30,902,575
                                                                -----------     -----------     -----------

Cash and cash equivalents at end of year                      $  32,666,517      35,020,296      31,994,195
                                                                ===========     ===========     ===========

Cash paid during the year for:
   Interest                                                   $   4,958,346       4,174,320       3,864,274
   Income taxes                                                      50,000         154,260         239,000
Non-cash investing activities:
   Transfer of loans to real estate owned                     $        -               -             58,022
                                                                ===========     ===========     ===========





See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



1)       Summary of Significant Accounting Policies
         ------------------------------------------
         Midland Capital Holdings Corporation (the "Company") is a Delaware corporation incorporated in April, 1998 for the purpose of becoming the unitary thrift holding company for Midland Federal Savings and Loan Association (the "Association"). The reorganization transaction was completed pursuant to a Merger Agreement and Plan of Reorganization adopted by the Association's Board of Directors on March 19, 1998 and approved by the Association's shareholders on July 15, 1998. The effective date of the reorganization was July 23, 1998. As a result of the reorganization transaction, each outstanding share of common stock of the Association became, by operation of law, one share of common stock of the Company.

         The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to general practice within the thrift industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a description of the more significant policies which the Company follows in preparing and presenting its consolidated financial statements.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Midland Federal Savings and Loan Association and the Association's wholly-owned subsidiaries, Midland Service Corporation, MS Insurance Agency and Bridgeview Development Company. Significant intercompany transactions and balances have been eliminated in consolidation.

         Industry Segments
         -----------------
         The Company operates principally in the thrift industry through its subsidiary savings and loan. As such, substantially all of the
         Company's revenues, net income, identifiable assets and capital expenditures are related to thrift operations.

         Investment Securities, Available for Sale
         -----------------------------------------
         Investment securities available for sale are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires the use of fair value accounting for securities available for sale or trading and retains the use of the amortized cost method for securities the Company has the positive ability and intent to hold to maturity.

         SFAS No. 115 requires the classification of debt and equity securities into one of three categories: held to maturity, available for sale, or trading. Held to maturity securities are measured at amortized cost. Unrealized gains and losses for trading securities are included in income. Unrealized holding gains and losses on available for sale securities are excluded from income and reported net of taxes as a separate component of stockholders' equity.

         The Company has designated certain investments in U.S. Government and Agency securities as available for sale, and has recorded these investments at their current fair value. Premiums and discounts are amortized and accreted into income over the remaining life of the security using the level yield method. Unrealized gains and losses are recorded in a valuation account which is included, net of income taxes, as a separate component of stockholders' equity. Gains and losses on the sale of these securities are determined using the specific identification method and are reflected in earnings when realized.

1)       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------
         Investment Securities and Mortgage-Backed Securities, Held to Maturity
         ----------------------------------------------------------------------
         These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts over the term of the security using the level yield method. These securities are not carried at fair value because the Company has both the ability and the intent to hold them to maturity.

         Loans Receivable and Related Fees
         ---------------------------------
         Loans are stated at the principal amount outstanding, net of loans in process, net deferred yield adjustments and the allowance for losses. Interest on loans is credited to income as earned and accrued only if deemed collectible. Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. As a general rule, the accrual of interest is discontinued when principal or interest payments become 90 days past due or earlier if conditions warrant. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is charged against current income.

         Loan origination fees and certain direct loan origination costs are deferred in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". This statement requires that loan origination fees and direct loan origination costs for a completed loan be netted and then deferred and recognized as an adjustment to yield over the contractual life of the loan.

         The Company has adopted the provisions of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans. Of the loans which are to be evaluated for impairment, management has determined that there were no loans at June 30, 2000 and 1999, nor during the years ended June 30, 2000 and 1999, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement.

         Loans Receivable Held for Sale
         ------------------------------
         That portion of loans receivable designated as held for sale are recorded at the lower of cost or fair value in accordance with SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". Unrealized declines in fair value are reflected as a charge to current earnings.

         Mortgage Servicing Rights
         -------------------------
         The Company generally retains the right to service mortgage loans sold to others. The cost allocated to mortgage servicing rights has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income, using a method that approximates a level yield and taking into consideration prepayment of the underlying loans. Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest. The carrying value of the Company's mortgage serving rights, in relation to estimated servicing values, and the related amortization is reviewed by management on a quarterly basis. See Note 6 for a discussion of the current year impact on financial position and results of operations.

1)       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------
         Allowance for Loan Losses
         -------------------------
         The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors which, in management's judgement, deserve current recognition in estimating losses. Such factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans and economic conditions.

         Management believes that the allowance is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

         Real Estate Owned
         -----------------
         Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of fair value minus estimated costs to sell or the related loan balance at the date of foreclosure. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its fair value minus estimated costs to sell.

         Depreciation
         ------------
         Depreciation of office properties and equipment is accumulated on the straight line basis over estimated lives of the various assets.

         Income Taxes
         ------------
         The Company files a consolidated federal income tax return with its subsidiaries. The provision for federal and state taxes on income is based on earnings reported in the financial statements. Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Consolidated Statements of Cash Flows
         -------------------------------------
         For the purposes of reporting cash flows, the Company has defined cash and cash equivalents to include cash on hand, amounts due from depository institutions, interest-bearing deposits in other financial institutions and federal funds sold.

1)       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------
         Earnings Per Share
         ------------------
         Earnings per share is determined by dividing net income for the period by the weighted average number of shares outstanding. Stock options are regarded as future common stock and are considered in the earnings per share calculations, and are the only adjustments made to average shares outstanding in computing diluted earnings per share.

         Weighted average shares used in calculating earnings per share are summarized below.

                                                         Years Ended June 30,
                                                  ---------------------------------
                                                   2000          1999          1998
                                                   ----          ----          ----
         Weighted average number of
           common shares outstanding used
           in basic EPS calculation               363,975       363,975       354,948
         Add common stock equivalents
           for shares issuable under
           Stock Option Plans                       2,937         4,634         4,262
                                                  -------       -------       -------

         Weighted average number of shares
           outstanding adjusted for common
           stock equivalents                      366,912       368,609       359,210
                                                  =======       =======       =======


         Net income                             $ 371,934       364,719       594,593
         Basic earnings per share               $    1.02          1.00          1.68
         Diluted earnings per share             $    1.01           .99          1.66

2)       Investment Securities, Held to Maturity
         ---------------------------------------
         Investment securities, held to maturity, are summarized as follows:

                                                     Gross       Gross
                                        Amortized  Unrealized  Unrealized     Fair
                                          Cost       Gains       Losses       Value
                                        ---------  ----------  ----------     -----
         June 30, 2000
         United States Treasury notes   $ 17,491,062      4,240     116,396   17,378,906
         Federal Home Loan Mortgage
          Corporation Reference note       2,499,661     17,464        -       2,517,125
                                          ----------     ------     -------   ----------

                                        $ 19,990,723     21,704     116,396   19,896,031
                                          ==========     ======     =======   ==========

         Weighted average interest rate         5.45%
                                                ====
         June 30, 1999

         United States Treasury notes   $ 19,994,152     16,492      77,050   19,933,594
                                          ==========     ======      ======   ==========

         Weighted average interest rate         5.31%
                                                ====

         The contractual maturity of investment securities held to maturity are summarized as follows:

                                           June 30, 2000            June 30, 1999
                                      ----------------------   -----------------------
                                          Amortized     Fair       Amortized     Fair
      Term to Maturity                      Cost        Value        Cost        Value
      ----------------                ----------------------   ------------------------
         Due in one year or less       $  9,998,419   9,926,562    9,997,571  10,014,063
         Due after one year through
           two years                      9,992,304   9,969,469    9,996,581   9,919,531
                                         ----------  ----------   ----------  ----------
                                       $ 19,990,723  19,896,031   19,994,152  19,933,594
                                         ==========  ==========   ==========  ==========

3)       Investment Securities, Available for Sale
         -----------------------------------------
         Investment securities available for sale are recorded at fair value in accordance with SFAS No. 115. This portfolio issummarized as follows:

                                                     Gross       Gross
                                        Amortized  Unrealized  Unrealized     Fair
                                          Cost       Gains       Losses       Value
                                        --------------------------------------------
         June 30, 2000
         Federal Home Loan Bank note    $4,000,000       -         86,040    3,913,960
         United States Treasury bond       978,007    150,743        -       1,128,750
                                         ---------    -------     -------    ---------

                                        $4,978,007    150,743      86,040    5,042,710
                                         =========    =======     =======    =========

         Weighted average interest rate       6.35%
                                              =====

         June 30, 1999
         -------------
         Federal Home Loan Bank note    $4,000,000       -         31,068    3,968,932
         United States Treasury bond       977,049    152,326        -       1,129,375
                                         ---------    -------     -------    ---------
                                        $4,977,049    152,326      31,068    5,098,307
                                         =========    =======     =======    =========

         Weighted average interest rate       6.35%
                                             =====

         The contractual maturity of the Federal Home Loan Bank note is in the year 2002 and the United States Treasury bond is in the year 2016. There were no sales of investment securities available for sale during any of the periods presented. The change in net unrealized gains and losses during the current year of $56,555, net of the tax effect of $19,229, resulted in a $37,326 charge to stockholders' equity.

4)       Mortgage-Backed Securities, Held to Maturity
         --------------------------------------------
         Mortgage-backed   securities,  held  to  maturity,  are  summarized  as
         follows:

                                                     Gross       Gross
                                        Amortized  Unrealized  Unrealized     Fair
                                          Cost       Gains       Losses       Value
                                   ---------------------------------------------------
         June 30, 2000
         Participation certificates:
            FHLMC - Adjustable rate     $  6,008,480     24,286      88,539    5,944,227
            FNMA  - Adjustable rate        3,019,797        457      76,072    2,944,182
            FHLMC - Fixed rate            11,238,964       -        219,719   11,019,245
            FNMA  - Fixed rate             1,353,692     15,052         589    1,368,155
            GNMA  - Fixed rate               218,517       -           -         218,517
         Investment in collateralized
         mortgage obligations:
         FHLMC                                14,662       -           -          14,662
                                          ----------    -------     -------   ----------
                                        $ 21,854,112     39,795     384,919   21,508,988
                                          ==========    =======     =======   ==========

         Weighted average interest rate         6.67%
                                                ====


         June 30, 1999
         --------------
         Participation certificates:
            FHLMC - Adjustable rate     $  7,795,118     75,402      64,833    7,805,687
            FNMA  - Adjustable rate        3,407,037     13,806       8,584    3,412,259
            FHLMC - Fixed rate             2,459,416        819        -       2,460,235
            FNMA  - Fixed rate             1,906,484     47,560       9,549    1,944,495
            GNMA  - Fixed rate               295,258      3,509       1,465      297,302
          Investment in collateralized
           mortgage obligations:
         FHLMC                                18,513      -           -           18,513
                                          ----------    -------     -------   ----------
                                        $ 15,881,826    141,096      84,431   15,938,491
                                          ==========    =======     =======   ==========

         Weighted average interest rate         6.45%
                                                ====

5)       Loans Receivable
         ----------------
         Loans receivable are summarized as follows:

                                                                      June 30,
                                                            -----------------------------
                                                                 2000          1999
                                                                 ----          ----
         Mortgage loans:
            One-to-four family                                $ 49,545,281    45,597,198
            Multi-family                                         1,639,506     1,712,534
            Non-residential                                        439,991       223,276
            Construction                                           486,000          -
                                                                ----------    ----------
         Total mortgage loans                                   52,110,778    47,533,008
                                                                ----------    ----------

         Other loans:
            Loans on deposit accounts                              277,306       273,589
            Auto loans                                             323,123       274,213
            Education loans                                      1,016,484     1,167,143
            Credit card loans                                       96,806        85,158
            Other                                                   80,523        58,029
                                                                ----------    ----------
         Total other loans                                       1,794,242     1,858,132
                                                                ----------    ----------
         Commercial business loans                                  41,491        58,022
                                                                 ----------    ----------
         Total loans receivable                                 53,946,511    49,449,162
                                                                ----------    ----------

         Less:
            Loans in process                                       413,919         4,510
            Net deferred yield adjustments                        (127,869)      (95,151)
            Allowance for uncollected interest                     261,406       259,745
            Allowance for loan losses                              368,885       365,863
                                                                ----------    ----------
         Loans receivable, net                                $ 53,030,170    48,914,195
                                                                ==========    ==========

         Weighted average interest rate                               7.56%         7.38%
                                                                      ====          ====

         Activity in the allowance for loan losses is summarized as follows:

                                                          Years Ended June 30,
                                                   -------------------------------------
                                                       2000          1999          1998
                                                       ----          ----          ----
         Balance, beginning of year                $ 365,863       393,884       551,509
         Provision for loan losses (recoveries)         -             -         (160,000)
         Recoveries previously charged-off             3,022         1,876         2,375
         Charge-offs                                    -          (29,897)         -
                                                     -------       -------       -------
         Balance, end of year                      $ 368,885       365,863       393,884
                                                     =======       =======       =======


During the year ended June 30, 1998, the Association revised its policy for the establishment and maintenance of adequate levels of the allowance for loan and lease losses ("ALLL"). The loan loss recovery was the result of a reduction in the ALLL to a level consistent with the Association's revised policy based upon as assessment of the level of risk inherent in the Association's loan portfolio.

Delinquent loans (loans having payments past due ninety days or more) at June 30, 2000 amounted to $445,095 or .8% of total loans in force. Comparable figures for 1999 were $380,537 or .8% of total loans.

Loans to directors and executive officers aggregated $424,464 at June 30, 2000 and $435,019 at June 30, 1999. Such loans are made on substantially the same terms as those for other loan customers.

6)       Loans Receivable Held for Sale
         -----------------------------

          The Company sells loans in the secondary market under various programs. During the years ended June 30, 2000, 1999 and 1998, the Company sold first mortgage loans totaling $3,172,515, $3,298,250 and $2,196,672 in the secondary market. The Company retained the servicing on these loans. Proceeds from the sale of these loans during the years ended June 30, 2000, 1999 and 1998 were $3,172,515, $3,298,250 and
          $2,196,672 with no gain or loss realized on those sales. In addition, the Company recorded a gain of $35,734, $45,154 and $29,076 for the years ended June 30, 2000, 1999 and 1998 on loan sales from the establishment of a mortgage servicing right asset in accordance with SFAS No. 122. During the years ended June 30, 2000, 1999 and 1998, the Company amortized $12,606, $9,587 and $2,137 of mortgage servicing rights against current servicing fee income.

          As of June 30, 2000, there were no loans qualifying for sale into the secondary market. Loans held for sale are valued at the lower of cost or fair value in accordance with generally accepted accounting principles. There were no recognized, but unrealized, losses at June 30, 2000 and 1999.

          At June 30, 2000, 1999 and 1998, loans serviced for others amounted to $8,393,035, $6,353,747 and $3,841,991 respectively.

7)       Accrued Interest Receivable
         ---------------------------
         Accrued interest receivable is summarized as follows:

                                                                      June 30,
                                                               ----------------------
                                                                 2000          1999
                                                               ----------------------
         Investment securities                                $ 258,177       246,509
         Mortgage-backed securities                             151,705       127,769
         Loans receivable                                       241,013       227,690
         Other investments                                           59         9,998
                                                                -------       -------
                                                              $ 650,954       611,966
                                                                =======       =======

8)       Office Properties and Equipment
          ---------------------------------------
         Office properties and equipment are summarized as follows:

                                                                      June 30,
                                                              --------------------------
                                                                 2000          1999
                                                              --------------------------
         Land                                                $   416,595       236,095
         Buildings                                             1,697,498     1,683,008
         Easement for parking lot and driveway                   223,050       223,050
         Leasehold improvements - Homer Township                 579,253       579,253
         Furniture, fixtures and equipment                     2,477,110     2,374,711
         Automobiles                                              17,993        17,993
                                                               ---------     ---------
                                                               5,411,499     5,114,110
         Less accumulated depreciation                         2,831,438     2,520,060
                                                               ---------     ---------
                                                             $ 2,580,061     2,594,050
                                                               =========     =========


Depreciation of office properties and equipment for the years ended June 30, 2000, 1999 and 1998 amounted to $311,378, $203,398 and $148,118 respectively.

The Association has had a lease on vacant land located in Homer Township, Illinois since 1989. During the year ended June 30, 2000, the Association purchased this property for $180,500.

During July 1998, the Association entered into a lease for retail space and additional vacant land at the same location in Homer Township, Illinois. The retail space is leased for a period of ten years with a single ten year renewal option. The vacant land is leased for ten years with eight successive ten year renewal options and is contiguous to both the leased retail space and the land purchased by the Association.

The Association established a full service branch banking facility at this location which opened for business during April 1999. Rent expense at the Homer Township, Illinois location for the years ended June 30, 2000, 1999 and 1998 amounted to $61,314, $43,641 and $17,256 respectively. Rent expense includes charges for real estate taxes and insurance, and other costs of occupancy relating to common areas shared with other tenants.

Minimum  rental  commitments  under  the  above  leases,   exclusive  of  future
escalation charges for real estate taxes, insurance and occupancy costs are approximately as follows:

                  Year ended June 30, 2001                          $  35,156
                  Year ended June 30, 2002                             36,910
                  Year ended June 30, 2003                             38,751
                  Thereafter through June 30, 2009                    334,557

9)       Prepaid Expenses and Other Assets
          --------------------------------
         Prepaid expenses and other assets consist of the following:

                                                                      June 30,
                                                               ----------------------
                                                                 2000          1999
                                                               ----------------------
         Prepaid federal insurance premiums                    $   6,722        16,265
         Prepaid insurance                                        63,436        27,910
         Other prepaid expenses                                  107,680       111,966
         Mortgage servicing rights                                96,145        73,017
         Overpayment of federal income tax                          -           74,277
         Deferred federal income tax benefit - net (a)           300,031       303,726
         Accounts receivable and other assets                    107,729       123,808
                                                                 -------       -------
                                                               $ 681,743       730,969
                                                                 =======       =======


         (a) The approximate tax effect of temporary differences that give rise to the Company's net deferred tax asset at June 30, 2000 and 1999, under SFAS No. 109 is as follows:

                                                              Assets    Liabilities     Net
                                                          ---------------------------------------
            June 30, 2000
            -------------
                  Loan fees deferred for financial
                    reporting purposes, net of costs      $    -        (58,453)    (58,453)
                  Accelerated depreciation for tax
                    purposes                                   -        (76,300)    (76,300)
                  Tax basis of office building in
                    excess of book basis                    473,816        -        473,816
                  Bad debt reserves established for
                    financial reporting purposes             76,665        -         76,665
                  Increases to tax bad debt reserves
                    since January 1, 1988                      -        (35,976)    (35,976)
                  Nondeductible incentive plan expense        6,451        -          6,451
                  Unrealized gain on securities
                    available for sale                         -        (21,999)    (21,999)
                  Other                                        -        (64,173)    (64,173)
                                                            -------     -------     -------
                    Total                                 $ 556,932    (256,901)    300,031
                                                            =======     =======     =======


            June 30, 1999
            -------------
                  Loan fees deferred for financial
                    reporting purposes, net of costs      $    -        (43,849)    (43,849)
                  Accelerated depreciation for tax
                    purposes                                   -        (88,478)    (88,478)
                  Tax basis of office building in
                    excess of book basis                    494,143        -        494,143
                  Bad debt reserves established for
                    financial reporting purposes             60,504        -         60,504
                  Increases to tax bad debt reserves
                    since January 1, 1988                      -        (58,992)    (58,992)
                  Nondeductible incentive plan expense        6,451        -          6,451
                  Unrealized gain on securities
                    available for sale                         -        (41,228)    (41,228)
                  Other                                        -        (24,825)    (24,825)
                                                            -------     -------     -------
              Total                                       $ 561,098    (257,372)    303,726
                                                            =======     =======     =======

10)      Deposits
         --------
         Deposit accounts are summarized as follows:

                                                                      June 30,
                                                            ----------------------------
                                                                 2000          1999
                                                            ----------------------------
         Passbook accounts                                   $ 42,814,177    43,455,797
         NOW accounts                                           9,828,378     8,754,952
         Money market accounts                                  8,364,031     5,343,706
      Non-interest bearing demand deposit accounts              9,109,078     9,277,757
                                                              -----------   -----------
                                                               70,115,664    66,832,212
         Certificates of deposit by original maturity:
           7-91 days                                            3,190,494     2,713,083
           6-11 months                                         24,309,788    24,554,159
           12-29 months                                        16,702,273    14,720,322
           30 months and over                                   7,538,238     7,552,838
           Jumbo                                                5,014,020     3,851,970
                                                              -----------   -----------
                                                               56,754,812    53,392,372
                                                              -----------   -----------
                                                            $ 126,870,476   120,224,584
                                                              ===========   ===========


         The weighted average rate on deposit accounts at June 30, 2000 and 1999 was 3.93% and 3.61% respectively.

         A summary of certificates of deposit by maturity is as follows:

                                                                        June 30,
                                                            -----------------------------
                                                                 2000            1999
                                                            -----------------------------
         Within 12 months                                    $  54,724,246    50,407,705
         12 months to 24 months                                  1,337,866     2,301,944
         24 months to 36 months                                    692,700       682,723
                                                                ----------    ----------
            Total                                            $  56,754,812    53,392,372
                                                                ==========    ==========


         Interest expense on deposits consists of the following:

                                                          Years Ended June 30,
                                                ---------------------------------------
                                                    2000           1999          1998
                                                ---------------------------------------
         Passbook accounts                       $ 1,286,343     1,229,227     1,184,927
         Certificate accounts                      3,119,648     2,557,036     2,329,762
         NOW and money market accounts               557,456       392,788       354,257
                                                   ---------     ---------     ---------
        Total                                    $ 4,963,447     4,179,051     3,868,946
                                                   =========     =========     =========


         The aggregate amount of deposit accounts with a balance of $100,000 or greater was approximately $16,130,000 and $14,176,000, or approximately 12.7% and 11.8% of total deposit balances at June 30, 2000 and 1999, respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

11)      Other Liabilities
         -----------------
         Other liabilities consist of the following:

                                                                      June 30,
                                                                -----------------------
                                                                   2000          1999
                                                                -----------------------
         Accrued interest on deposits                            $  34,621        29,520
         Accrued real estate taxes                                 123,578       125,795
         Accrued federal income taxes                               28,344          -
         Other accrued expenses                                    118,717       100,469
         Outstanding bank drafts                                    46,577        68,215
         Other accounts payable                                     53,158        78,357
                                                                   -------       -------
                                                                 $ 404,995       402,356
                                                                   =======       =======

12)      Retirement Plans and Other Employee Benefits
         --------------------------------------------

          The Association participates in the Financial Institution's Retirement Fund, a tax-qualified pension trust, which covers all eligible employees. The Plan is considered a multi-employer plan and as such, does not make separate actuarial valuations with respect to each employer, nor does it segregate plan assets. The procedures followed by the Retirement Fund meet the requirements of Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions". The practice with respect to multiemployer plans has been to accept employer's contributions that are paid as its expense for accounting purposes. There have been no contributions paid to the Plan for the years ended June 30, 2000, 1999 and 1998 as the amount necessary to fund the Plan was eliminated by previous years' overfunding of the Plan.

          In addition, the Association established a qualified defined contribution plan (401(k) Plan) which covers all full-time employees having a minimum of twelve months of service and who are at least twenty-one years of age. Eligible employees may contribute from 2% to 15% of their monthly salaries. The Association will contribute an amount equal to 50%, 75% or 100% of the monthly contribution up to 3% of salary, depending upon years of employment. Employer contributions to the Plan amounted to $32,974, $36,660 and $34,580 for the years ended June 30, 2000, 1999 and 1998, respectively.

13)      Officer and Director Plans
         --------------------------
         Stock Option and Incentive Plan
         -------------------------------

          In conjunction with the Conversion, the Company adopted the 1993 Stock Option and Incentive Plan (the "Stock Option Plan") for the benefit of the senior officers and directors of the Company. The number of shares of common stock authorized under the Stock Option Plan was 34,500, equal to 10.0% of the total number of shares issued in the Conversion. Grantees of the remaining outstanding shares at June 30, 2000 were awarded 10-year options to acquire shares at the market price on the date the options were granted. Future grants are determined by the Board of Directors at option prices that are not less than the fair market value of the stock at the grant date and expire no later than ten years from the date of grant. All options granted under the Stock Option Plan become exercisable immediately. The following is an analysis of the stock option activity for each of the years in the three year period ended June 30, 2000 and the stock options outstanding at the end of the respective periods:

                                                                Exercise Price
                                                              -------------------------
                                                 Number
         Options                                of Shares       Per Share        Total
         -------                                ---------     -------------------------
         Outstanding at June 30, 1997             25,875       10.00-16.25       286,781
         Granted                                       0
         Exercised                               (17,250)            11.00      (189,750)
                                                  ------       -----------       -------
         Outstanding at June 30, 1998              8,625       10.00-16.25        97,031
         Granted                                       0
         Exercised                                     0
                                                  ------       -----------       -------
         Outstanding at June 30, 1999              8,625       10.00-16.25        97,031
         Granted                                       0
         Exercised                                     0
                                                  ------       -----------       -------
         Outstanding at June 30, 2000              8,625     $ 10.00-16.25     $  97,031
                                                  ======       ===========       =======
         Exercisable at June 30, 2000              8,625     $ 10.00-16.25     $  97,031
                                                  ======       ===========       =======

         Options available for future
           grants at June 30, 2000                 6,900
                                                   =====


As of June 30, 2000, the weighted average exercise price for options outstanding was $11.25 with a weighted average remaining contractual life of 3.67 years.

The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, as the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has implemented SFAS No. 123 "Accounting for Stock-Based Compensation". The Company will retain its current accounting method for its stock based compensation plans. This statement will only result in additional disclosures for the Company, and as such, its adoption is not expected to have a material impact on the Company's financial condition or its results of operations.

         --------------------------------------

          The following summarizes the pro forma net income and earnings per shares as if the fair value method of accounting for stock-based compensation plans had been utilized:

                                                             Years Ended June 30,
                                                        --------------------------------
                                                           2000       1999       1998
                                                        --------------------------------
         Net income (as reported)                        $ 371,934    364,719    594,593
         Pro forma net income                              371,934    364,719    594,593

         Earnings per share - diluted (as reported)         $ 1.01        .99       1.66
         Pro forma diluted earnings per share                 1.01        .99       1.66


The pro forma results presented above may not be representative of the effects reported in pro form net income for future years.

         Bank Incentive Plan
         -------------------

          In conjunction with the Conversion, the Company formed a Bank Incentive Plan ("BIP"), which was authorized to acquire 3% of the total number of shares of common stock issued in the Conversion. The 10,350 shares were purchased for $162,172 with funds contributed to the BIP from the Company. This plan was established to award shares to employees in key management positions in order to provide them with a proprietary interest in the Company and to encourage them to remain with the Company. The shares have all been awarded and are vesting at a rate of 20% per year.

          The $162,172 contributed to the BIP is being amortized to compensation expense as the plan participants become vested in those shares. For the years ended June 30, 2000, 1999 and 1998, $32,434, $32,435 and
          $32,435 had been amortized to expense. The unamortized cost, which is comparable to deferred compensation, is reflected as a reduction of stockholders' equity.

14)      Income Taxes
         ------------

          The Company has adopted SFAS No. 109 which requires a change from the deferred method to the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

         Among the provisions of SFAS No. 109 which impact the Company is the tax treatment of bad debt reserves. SFAS No. 109 provides that a deferred tax asset is to be recognized for the bad debt reserve established for financial reporting purposes and requires a deferred tax liability to be recorded for increases in the tax bad debt reserve since January 1, 1988, the effective date of certain changes made by The Tax Reform Act of 1986 to the calculation of savings institutions' bad debt deduction. Accordingly, retained earnings at June 30, 2000 includes approximately $1,100,000 for which no deferred federal income tax liability has been recognized. The provision for income taxes consists of the following:

                                                          Years Ended June 30,
                                                  -------------------------------------
                                                      2000          1999          1998
                                                  -------------------------------------
         Current                                   $ 155,960       125,167       281,295
         Deferred                                     22,924        61,734        57,059
                                                     -------       -------       -------
                                                   $ 178,884       186,901       338,354
                                                     =======       =======       =======



         A reconciliation of the statutory federal income tax rate to effective income tax rate is as follows:

                                                          Years Ended June 30,
                                                  ------------------------------------
                                                      2000          1999          1998
                                                  -------------------------------------
         Statutory federal income tax rate            34.0%         34.0%         34.0%
         Provision for loss on real estate owned        -             -            6.0
         Other                                        (1.5)          (.1)         (3.7)
                                                      ----          ----          ----
         Effective income tax rate                    32.5%         33.9%         36.3%
                                                      ====          ====          ====


         Deferred federal income tax expense consists of the following tax effects of timing differences:

                                                          Years Ended June 30,
                                                  --------------------------------------
                                                      2000          1999          1998
                                                  --------------------------------------
         Loan fees                                 $  14,604        34,299        23,650
         Depreciation                                  8,149        40,980        23,745
         Book loan loss recovery (in excess of)
        less than tax deduction                      (16,161)       (9,459)       44,920
         Recapture of bad debt reserve               (23,016)      (14,748)      (31,560)
         Other                                        39,348        10,662        (3,696)
                                                      ------        ------        ------
                                                   $  22,924        61,734        57,059
                                                      ======        ======        ======

15)      Regulatory Capital Requirements
         -------------------------------
         The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum total requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to quantitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require all savings institutions to maintain minimum amounts and ratios, set forth in the table below of the total risk-based, tangible and core capital, as defined in the regulations. Management believes, as of June 30, 2000, that the Association meets all capital adequacy requirements to which it is subject.

         The Association, according to federal regulatory standards, is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Association must maintain minimum total risk-based, tangible, and core ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

         At June 30, 2000 and 1999, the Association's actual capital amounts and ratios, minimum amounts and ratios required for capital adequacy purposes and minimum amounts and ratios to meet the well-capitalized criteria under prompt corrective action provisions, are as follows:

                                                                        To Be Well-
                                                                     Capitalized Under
                                                  For Capital        Prompt Corrective
                                Actual         Adequacy Purposes     Action Provisions
                           ---------------     -----------------     ----------------
                           Amount    Ratio       Amount   Ratio       Amount    Ratio
                           ---------------     -----------------     ----------------

         June 30, 2000
         -------------
         Tangible        $ 8,940,569   6.48%   $ 2,070,000  1.50%   $    N/A      N/A %
         Core              8,940,569   6.48      4,140,000  3.00      6,900,000   5.00
         Risk-base         9,110,686  19.90      3,663,000  8.00      4,579,000  10.00


         June 30, 1999
         -------------
         Tangible        $ 8,485,918   6.53%   $ 1,950,000  1.50%   $    N/A      N/A %
         Core              8,485,918   6.53      3,900,000  3.00      6,500,000   5.00
         Risk-base         8,648,872  20.54      3,368,000  8.00      4,210,000  10.00


         --------------------------------------------

                                                    Tangible      Core     Risk-based
                                                     Capital     Capital     Capital
                                                    ------------------------------------
         June 30, 2000
         -------------
         Stockholders' equity                      $ 8,992,888   8,992,888   8,992,888
         Unrealized gain on securities
          available for sale, net of taxes             (42,704)    (42,704)    (42,704)
         Retained mortgage servicing rights             (9,615)     (9,615)     (9,615)
         General loss allowances                          -           -        185,117
         Direct equity investments                        -           -        (15,000)
                                                     ---------   ---------   ---------
         Regulatory capital computed               $ 8,940,569   8,940,569   9,110,686
                                                     =========   =========   =========


         A reconciliation of the Association's equity capital at June 30, 2000 is as follows:

         Stockholders' equity                                                $ 9,256,717
         Less Company stockholders' equity not available
          for regulatory capital                                                (263,829)
                                                                              ----------
         Stockholders' equity of the Association                             $ 8,992,888
                                                                               =========


                                                    Tangible      Core     Risk-based
                                                     Capital     Capital     Capital
                                                  -------------------------------------
         June 30, 1999
         --------------
         Stockholders' equity                      $ 8,849,622   8,849,622   8,849,622
         Unrealized gain on securities
          available for sale, net of taxes             (80,030)    (80,030)    (80,030)
         Net book value of real estate owned
          held greater than five years                (276,372)   (276,372)   (276,372)
         Retained mortgage servicing rights             (7,302)     (7,302)     (7,302)
         General loss allowances                          -           -        177,954
         Direct equity investments                        -           -        (15,000)
                                                     ---------   ---------   ---------
         Regulatory capital computed               $ 8,485,918   8,485,918   8,648,872
                                                     =========   =========   =========



         A reconciliation of the Association's equity capital at June 30, 1999 is as follows:

         Stockholders' equity                                                $ 8,995,529
         Less Company stockholders' equity not available
          for regulatory capital                                                (145,907)
                                                                               ---------
         Stockholders' equity of the Association                             $ 8,849,622
                                                                               =========

16)      Stockholders' Equity
         --------------------
         As part of the Conversion, the Association established a liquidation account for the benefit of all eligible depositors who continue to maintain their deposit accounts in the Association after conversion. In the unlikely event of a complete liquidation of the Association, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposit accounts held, before distribution may be made with respect to the Association's capital stock. The Association may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect thereof would cause the retained earnings of the Association to be reduced below the amount required for the liquidation account. Except for such restrictions, the existence of the liquidation account does not restrict the use or application of retained earnings.

         In addition, the Association may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

         Unlike the Association, the Company is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the Company's source of funds for future dividends may depend upon dividends received by the Company from the Association.

17)      Financial Instruments with Off-Balance Sheet Risk
         -------------------------------------------------
         The Association is a party to various transactions with off-balance sheet risk in the normal course of business. These transactions are primarily commitments to originate loans and to extend credit on previously approved unused lines of credit. These financial instruments carry varying degrees of credit and interest-rate risk in excess of amounts recorded in the consolidated financial statements.

         Commitments to originate mortgage loans of $1,392,300 at June 30, 2000 represents an amount which the Association plans to fund within the normal commitment period of 60 to 90 days. All of the commitments are fixed rates ranging from 7.875% to 8.625%. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Association adequately controls their credit risk on these commitments, as it does for loans recorded on the balance sheet. The Association conducts all of its lending activities in the Chicagoland area. Management believes the Association has a diversified loan portfolio and the concentration of lending activities in these local communities does not result in an acute dependency upon economic conditions of the lending region.

         The Association has approved, but unused, equity lines of credit of approximately $581,000 at June 30, 2000. In addition, the Association has approved, but unused, credit card lines of credit amounting to approximately $241,000. The Association has also issued outstanding letters of credit totaling $55,000.

18)      Contingencies
         -------------
         The Association is, from time to time, a party to certain lawsuits arising in the ordinary course of its business, wherein it enforces its security interest. Management believes that the Company and the Association are not engaged in any legal proceedings of a material nature at the present time.

19)      Subsequent Event
         ----------------
         At the July 2000 Board of Directors' meeting, the Company declared a quarterly dividend of $.075 per share, totaling $27,298, payable August 17, 2000 to shareholders of record as of August 7, 2000.

20)      Disclosures About the Fair Value of Financial Instruments
         ---------------------------------------------------------
         The following  methods and  assumptions  were used to estimate the fair
         value  of  each  class  of  financial   instruments  for  which  it  is
         practicable to estimate that value:

         Cash and cash equivalents: For cash and interest-bearing deposits, the carrying amount is a reasonable estimate of fair value.

         Investment securities: Fair values for securities are based on quoted market prices as published in financial publications or on quotes from third-party brokers.

         Securities available for sale: Fair values for securities available for sale are based on quoted market prices as published in financial publications or broker quotes.

         Mortgage-backed securities: Fair values for mortgage-backed securities are based on the lower of quotes received from various third-party brokers.

         Loans receivable: The fair value for fixed and adjustable rate mortgage loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and collateral to borrowers of similar credit quality.

         Deposit liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar original maturities.

          The fair value of the Association's off-balance-sheet instruments is nominal.

          The estimated fair value of the Association's financial instruments as of June 30, 2000 and 1999 are as follows:

                                                                  June 30, 2000
                                                          --------------------------
                                                              Carrying       Fair
                                                               Amount        Value
                                                          --------------------------
         Financial assets:
        Cash and cash equivalents                         $  32,666,517    32,666,517
        Investment securities, held to maturity              19,990,723    19,896,031
        Investment securities, available for sale             5,042,710     5,042,710
        Mortgage-backed securities, held to maturity         21,854,112    21,508,988
        Loans receivable, gross                              53,946,511    52,189,000

         Financial liabilities:
           Deposits                                         126,870,476   126,846,000

                                                                  June 30, 1999
                                                           ----------------------------
                                                              Carrying       Fair
                                                               Amount        Value
                                                            ---------------------------
            Financial assets:
        Cash and cash equivalents                         $  35,020,296    35,020,296
        Investment securities, held to maturity              19,994,152    19,933,594
        Investment securities, available for sale             5,098,307     5,098,307
        Mortgage-backed securities, held to maturity         15,881,826    15,938,491
        Loans receivable, gross                              49,884,312    49,281,000

         Financial liabilities:
           Deposits                                         120,224,584   120,261,000


21)      Condensed Parent Company Only Financial Statements
         --------------------------------------------------
         The following condensed statements of financial condition, as of June 30, 2000 and 1999 and condensed statements of income and cash flows for the year ended June 30 2000 and for the period from July 23, 1998 to June 30, 1999 for Midland Capital Holdings Corporation should be read in conjunction with the consolidated financial statements and the notes thereto.



                        Statements of Financial Condition

                                                                      June 30,
                                                               ------------------------
                                                                   2000          1999
                                                               ------------------------
         Assets
         Cash and cash equivalents                             $   311,756       138,575
         Equity investment in the Association                    8,950,538     8,805,719
         Prepaid expenses and other assets                            -           23,632
                                                                 ---------     ---------
                                                                 9,262,294     8,967,926




         Liabilities and Stockholders' Equity
         ------------------------------------
         Liabilities:
         ------------
         Accrued taxes and other liabilities                        47,927        16,300
                                                                 ---------     ---------

         Stockholders' Equity:
         --------------------
         Common stock                                                3,640         3,640
         Additional paid-in capital                              3,262,395     3,262,395
         Retained earnings                                       5,948,332     5,685,591
                                                                 ---------     ---------
           Total stockholders' equity                            9,214,367     8,951,626
                                                                 ---------     ---------
                                                               $ 9,262,294     8,967,926
                                                                 =========     =========





                              Statements of Income

                                                                           Period from
                                                              Year Ended  July 23, 1998
                                                                June 30,   to June 30,
                                                                 2000          1999
                                                              ---------------------------
         Interest income                                         $   5,640         2,920
         Non-interest expense                                       63,042        91,099
                                                                   -------       -------

         Net loss before income tax benefit
          and equity in earnings of subsidiaries                   (57,402)      (88,179)
         Benefit from income taxes                                  19,517        29,981
                                                                   -------       -------

         Net loss before equity in earnings
          of subsidiaries                                          (37,885)      (58,198)
         Equity in earnings of subsidiaries                        409,819       422,917
                                                                   -------       -------

          Net income                                             $ 371,934       364,719
                                                                   =======       =======

21)      Condensed Parent Company Only Financial Statements (continued)


                            Statements of Cash Flows


                                                                           Period from
                                                              Year Ended  July 23, 1998
                                                                June 30,   to June 30,
                                                                 2000          1999
                                                            ------------------------------
         Cash flows from operating activities:
           Net income                                          $ 371,934       364,719
           Equity in earnings of the Association                (409,819)     (422,917)
           (Increase) decrease in prepaid expenses
             and other assets                                     23,632       (23,632)
           Increase in accrued taxes
             and other liabilities                                31,627        16,300
                                                                 -------       -------
         Net cash provided by (for) operating activities          17,374       (65,530)
                                                                 -------       -------

         Cash flows from investing activities:
           Purchase of common stock of the Association              -           (4,000)
                                                                 -------       -------
         Net cash provided for investing activities                 -           (4,000)
                                                                 -------       -------

         Cash flows from financing activities:
           Dividends received from Association                   265,000       317,298
           Dividends paid on common stock                       (109,193)     (109,193)
                                                                 -------       -------

         Net cash provided by financing activities               155,807       208,105
                                                                 -------       -------

         Net increase in cash and cash equivalents               173,181       138,575
         Cash and cash equivalents at beginning of period        138,575          -
                                                                 -------       -------

         Cash and cash equivalents at end of period            $ 311,756       138,575
                                                                 =======       =======

                                       48

                                   Exhibit 21



                         SUBSIDIARIES OF THE REGISTRANT




                 Parent                                 Subsidiary                      Ownership               Organization
------------------------------------------------------------------------------------------------------------------------------------
Midland Capital Holdings                     Midland Federal Savings and Loan             100%                    Federal
Corporation                                            Association

Midland Federal Savings and Loan               Midland Service Corporation                100%                    Illinois
 Association

Midland Service Corporation                     MS Insurance Agency, Inc.                 100%                    Illinois

Midland Service Corporation                    Bridgeview Development Company             100%                    Illinois


     The financial statements of the Registrant are consolidated with those of its subsidiary.

                                   EXHIBIT 27

                             FINANCIAL DATA SCHEDULE