Form 10QSB
period 2000-09-30
MIDLAND CAPITAL HOLDINGS CORP
filed 2000-11-14
CIK 1061234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

                 Transitional Small Business Disclosure Format.  Yes ( )  No (X)

         Indicate the number of shares of each of the Issuer's classes of common stock as of the latest practicable date:

                          Common Stock, par value $.01
                                (Title of Class)

                     As of November 14, 2000, the Issuer had
             363,975 shares of Common Stock issued and outstanding.

                      MIDLAND CAPITAL HOLDINGS CORPORATION


Part  I.  FINANCIAL INFORMATION                                           PAGE

 Item 1.  Financial Statements
          Consolidated Statements of Financial Condition -
          September 30, 2000 (unaudited) and June 30, 2000................  1

          Consolidated Statements of Earnings - Three Months
          Ended September 30, 2000 and 1999 (unaudited)...................  2

          Consolidated Statements of Changes in Stockholders' Equity -
          Three Months Ended September 30, 2000 (unaudited)...............  3

          Consolidated Statements of Cash Flows - Three Months
          Ended September 30, 2000 and 1999 (unaudited)...................  4

          Notes to Consolidated Financial Statements......................  5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................  6-10


Part II.  OTHER INFORMATION............................................... 11

     Index to Exhibits.................................................... 12

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Part I   FINANCIAL INFORMATION

Consolidated Statements of Financial Condition

Assets                                                        September 30,    June 30,
                                                                  2000           2000
                                                               ------------   -----------
                                   (Unaudited)
Cash and amounts due from
  depository institutions                                     $  3,568,740     3,036,708
Interest-bearing deposits                                       32,943,615    29,629,809
                                                              ------------    ----------
Total cash and cash equivalents                                 36,512,355    32,666,517
Investment securities, held to maturity (fair value:
  September 30, 2000 - $19,991,313;
  June 30, 2000 - $19,896,031)                                  20,005,296    19,990,723
Investment securities available for sale, at fair value          5,078,903     5,042,710
Mortgage-backed securities, held to maturity (fair value:
  September 30, 2000 - $19,930,632;
  June 30, 2000 - $21,508,988)                                  20,063,520    21,854,112
Loans receivable (net of allowance for loan losses:
  September 30, 2000 - $382,520;
  June 30, 2000 - $368,885)                                     54,416,733    53,030,170
Stock in Federal Home Loan Bank of Chicago                         728,500       728,500
Office properties and equipment, net                             2,522,836     2,580,061
Accrued interest receivable                                        753,210       650,954
Prepaid expenses and other assets                                  638,426       681,743
                                                              ------------   -----------
Total assets                                                  $140,719,779   137,225,490
                                                               ===========   ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits                                                      $130,649,815   126,870,476
Advance payments by borrowers for taxes and insurance              295,050       693,302
Other liabilities                                                  408,060       404,995
                                                              ------------   -----------
Total liabilities                                              131,352,925   127,968,773
                                                               ===========   ===========
Stockholders' equity:
Preferred stock, $.01 par value:
  authorized 1,000,000 shares; none outstanding                      -             -
Common stock, $.01 par value: authorized 5,000,000
  shares; issued and outstanding 363,975 shares
  at September 30, 2000 and June 30, 2000                            3,640         3,640
Additional paid-in capital                                       3,274,654     3,274,654
Retained earnings - substantially restricted                     6,026,632     5,948,332
Accumulated other comprehensive income, net of income taxes         66,433        42,704
Common stock awarded by Bank Incentive Plan                         (4,505)      (12,613)
                                                              ------------   -----------
Total stockholders' equity                                       9,366,854     9,256,717
                                                              ------------   -----------
Total liabilities and stockholders' equity                    $140,719,779   137,225,490
                                                               ==========    ===========

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES


Consolidated Statements of Earnings

                                                                      Three Months Ended
                                                                         September 30,
                                                                       2000       1999
                                                                    ---------   ---------
                                                                         (Unaudited)
Interest income:
  Interest on loans                                                $1,014,379     896,398
  Interest on mortgage-backed securities                              347,899     285,810
  Interest on investment securities                                   370,004     345,559
  Interest on interest-bearing deposits                               509,780     467,322
  Dividends on FHLB stock                                              13,963      10,420
                                                                    ---------   ---------
Total interest income                                               2,256,025   2,005,509
                                                                    ---------   ---------
Interest expense:
  Interest on deposits                                              1,304,380   1,185,824
                                                                    ---------   ---------
Total interest expense                                              1,304,380   1,185,824
                                                                    ---------   ---------
Net interest income                                                   951,645     819,685
                                                                    ---------   ---------
Non-interest income:
  Loan fees and service charges                                        39,022      49,352
  Commission income                                                    24,613      19,921
  Profit on sale of loans                                                 673      13,354
  Profit on sale of real estate owned                                     766         808
  Deposit related fees                                                123,718     127,705
  Other income                                                         18,579      19,810
                                                                    ---------   ---------
Total non-interest income                                             207,371     230,950
                                                                    ---------   ---------
Non-interest expense:
  Staffing costs                                                      512,826     494,065
  Advertising                                                          27,444      34,640
  Occupancy and equipment expenses                                    182,259     183,233
  Data processing                                                      43,950      40,134
  Federal deposit insurance premiums                                    6,722      16,265
  Other                                                               226,213     209,694
                                                                    ---------   ---------
Total non-interest expense                                            999,414     978,031
                                                                    ---------   ---------

Income before income taxes                                            159,602      72,604
Income tax provision                                                   54,004      24,411
                                                                     --------   ---------
Net income                                                         $  105,598      48,193
                                                                   ==========    ========
Earnings per share (basic)                                         $     0.29        0.13
                                                                    =========     =======
Earnings per share (diluted)                                       $     0.29        0.13
                                                                    =========     =======
Dividends declared per common share                                $    0.075       0.075
                                                                    =========     =======

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES


Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                         Accumulated   Common
                                    Additional              Other       stock
                            Common   Paid-In   Retained Comprehensive  awarded
                            Stock    Capital   Earnings    Income       by BIP   Total
                            ------  ---------  --------- ------------  ------- ---------
Balance at June 30, 2000    $3,640  3,274,654  5,948,332    42,704    (12,613) 9,256,717
                            ------  ---------  ---------   --------     -----  ---------
Comprehensive Income:

  Net Income                                     105,598                         105,598

  Other comprehensive income, net of tax:

  Unrealized holding gain
    during the period                                       23,729                23,729
                                                 -------    ------                ------

Total comprehensive income                       105,598    23,729               129,327

  Amoritzation of award of
    BIP stock                                                           8,108      8,108

  Dividends declared on
    common stock ($0.075
    per share)                                   (27,298)                        (27,298)
                            -----  ---------   ---------   -------     ------  ---------
Balance at
  September 30, 2000       $3,640  3,274,654   6,026,632    66,433     (4,505) 9,366,854
                           ====== ==========   =========    ======      ====== =========



See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

                                                                  Three Months Ended
                                                                     September 30,
                                                                  2000           1999
                                                               -----------    -----------
Cash flows from operating activities:
Net income                                                   $    105,598         48,193
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation                                                     78,978         75,814
  Amortization of premiums and discounts on securities            (23,210)        (3,799)
  Amortization of cost of stock benefit plan                        8,108          8,108
  Profit on sale of real estate owned                                (766)          (808)
  Proceeds from sale of loans held for sale                        50,000      1,195,200
  Origination of loans held for sale                              (50,000)    (1,128,750)
  Profit on sale of loans                                            (673)       (13,354)
  Increase in accrued interest receivable                        (102,256)      (120,099)
  Increase (decrease) in accrued interest payable                     311           (832)
  Decrease in deferred income on loans                            (14,466)          (881)
  Decrease in other assets                                         31,765         40,619
  Increase (decrease) in other liabilities                          2,754        (42,140)
                                                             ------------     ----------
Net cash provided by operating activities                          86,143         57,271
                                                             ------------     ----------
Cash flows from investing activities:
  Purchase of mortgage-backed securities, held to maturity           -       (10,007,275)
  Proceeds from repayments of mortgage-backed securities,
    held to maturity                                            1,801,240      1,344,215
  Purchase of investment securities, held to maturity          (2,502,250)    (2,497,325)
  Proceeds from maturities of investment securities,
    held to maturity                                            2,500,000      2,500,000
  Loan disbursements                                           (3,316,366)    (2,089,868)
  Loan repayments                                               1,945,035      2,251,047
  Proceeds from sale of real estate owned                            -           276,472
  Property and equipment expenditures                             (21,753)       (45,506)
                                                             ------------     ----------
Net cash provided for investing activities                        405,906     (8,268,240)
                                                             ------------     ----------
Cash flows from financing activities:
  Deposit account receipts                                    107,170,155    110,823,035
  Deposit account withdrawals                                (104,632,704)  (100,388,793)
  Interest credited to deposit accounts                         1,241,888      1,126,420
  Payment of dividends                                            (27,298)       (27,298)
  (Decrease) increase in advance payments by borrowers
    for taxes and insurance                                      (398,252)       324,887
                                                              ------------     ----------
Net cash provided for financing activities                      3,353,789     11,858,251
                                                             ------------     ----------
Increase in cash and cash equivalents                           3,845,838      3,647,282
Cash and cash equivalents at beginning of period               32,666,517     35,020,296
                                                             ------------     ----------
Cash and cash equivalents at end of period                   $ 36,512,355     38,667,578
                                                             ------------     ----------
Cash paid during the period for:
  Interest                                                   $  1,304,069      1,186,656
  Income taxes                                                     28,054              0
                                                             ------------     ----------

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

Note B - Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of Midland Capital Holdings Corporation (the "Company") and its wholly-owned subsidiary, Midland Federal Savings and Loan Association (the "Association") and the Association's wholly-owned subsidiaries, Midland Service Corporation, MS Insurance Agency, Inc. and Bridgeview Development Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note D - Earnings Per Share
Earnings per share for the three month periods ended September 30, 2000 and 1999 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note E - Industry Segments
The Company operates principally in the thrift industry through its subsidiary savings and loan. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to thrift operations.

Note F - Effect of New Accounting Pronouncements
There are no new accounting pronouncements not yet implemented by the Company that would have a material impact on its financial position or results of operations.

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

The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Township, Illinois. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2000, Midland Federal's capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 6.32% and a risk-based capital ratio of 19.14%.

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

FINANCIAL CONDITION
During the quarter ended September 30, 2000, total assets of the Company increased by $3.5 million to $140.7 million from $137.2 million at June 30, 2000. Net loans receivable increased $1.4 million to $54.4 million at September 30, 2000 as loan disbursements of $3.3 million offset loan repayments of $1.9 million. The balance of cash and cash equivalents increased by $3.8 million to $36.5 million at September 30, 2000. The Company maintains a substantial balance of cash equivalents in an attempt to control interest rate risk and to fund future loan demand. The $1.4 million increase in net loans receivable and the $3.8 million increase in cash and cash equivalents were funded by a $1.8 million decrease in the balance of mortgage-backed securities to $20.1 million as well as a $3.8 million increase in deposits to $130.6 million at September 30, 2000. The $1.8 million decrease in the balance of mortgage-backed securities was the result of repayments of mortgage-backed securities during the quarter ended September 30, 2000. The balance of investment securities remained relatively unchanged at $25.1 million during the quarter ended September 30, 2000. The weighted average remaining maturity of the Company's investment securities portfolio at September 30, 2000 was 1.8 years.

As discussed above, deposits for the quarter ended September 30, 2000 increased $3.8 million as deposit activity of $107.2 million and interest credited to deposits in the amount of $1.2 million exceeded withdrawal activity of $104.6 million. The net increase in savings deposits is attributed to a $5.2 million increase in certificate of deposit accounts, a $430,000 increase in demand deposit accounts and a $326,000 increase in NOW accounts, offset by a $1.5 million decrease in passbook deposit accounts and a $679,000 decrease in money market accounts. The net increase in savings deposits is primarily attributed to aggressive pricing and promotion of certificate of deposit accounts at the Company's new branch office location in Homer Township, Illinois.

Stockholders' equity for the quarter ended September 30, 2000 increased by $110,000 to $9.4 million primarily as a result of earnings in the amount of $106,000 and a $24,000 market adjustment from securities available for sale, net of income taxes, offset by dividends paid on common stock in the amount of $27,000.

RESULTS OF OPERATIONS
The Company had net income of $106,000 for the quarter ended September 30, 2000 compared to net income of $48,000 for the quarter ended September 30, 1999. The increase in net income in the current quarter is the result of a $132,000 increase in net interest income offset by a $24,000 decrease in non-interest income, a $21,000 increase in non-interest expense and a $30,000 increase in income taxes. For a discussion on the decrease in non-interest income and increase in non-interest expense, respectively, see "Non-Interest Income" and "Non-Interest Expense." The increase in net interest income was primarily the result of increases in both net interest margin and interest rate spread. For the quarter ended September 30, 2000 interest rate spread and net interest margin increased to 2.78% and 2.88%, respectively, from 2.43% and 2.50% in the prior year quarter. The Company attributed the increase in both interest rate spread and net interest margin to an increase in the average yield on interest earning assets to 6.83% for the current quarter from 6.11% in the prior year quarter as the Company's interest earning assets re-priced at higher market interest rates.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income
Interest income increased $251,000, or 12.5%, for the quarter ended September 30, 2000 as compared to the same period last year. The increase in interest income is primarily attributed to an increase in the average yield earned on interest earning assets, as discussed above. The average balance of interest earning assets also increased $866,000 to $132.2 million for the quarter ended September 30, 2000 compared to $131.3 million for the quarter ended September 30, 1999.

Interest on loans receivable increased $118,000, or 13.2%, for the quarter ended September 30, 2000 from the comparable quarter in 1999. The increase in interest income was primarily attributed to a $4.5 million increase in the average outstanding balance of net loans receivable to $53.9 million for the quarter ended September 30, 2000 from $49.4 million for the quarter ended September 30, 1999. The average yield earned on loans receivable also increased to 7.52% for the quarter ended September 30, 2000 from 7.26% for the quarter ended September 30, 1999.

Interest on mortgage-backed securities increased $62,000, or 21.7%, for the quarter ended September 30, 2000 from the comparable quarter in 1999. The increase in interest income is attributed to an increase in the average balance of mortgage-backed securities as well as an increase in the average yield earned on mortgage-backed securities in the quarter ended September 30, 2000 as compared with the same period last year. For the quarter ended September 30, 2000, the average balance of mortgage-backed securities increased $2.7 million to $20.7 million from $18.0 million in the prior year quarter. The average yield earned on mortgage-backed securities also increased to 6.72% for the quarter ended September 30, 2000 from 6.34% for the quarter ended September 30, 1999. The increase in the average yield earned on mortgage-backed securities was primarily the result of an increase in the yield earned on the Company's balance of adjustable rate mortgage-backed securities which securities re-priced at higher yields as market interest rates increased between the two quarterly periods.

Interest earned on investment securities increased $24,000, or 7.1%, for the quarter ended September 30, 2000 from the quarter ended September 30, 1999. The increase in interest income is primarily attributed to an increase in the average yield earned on investment securities to 5.87% for the quarter ended September 30, 2000 from 5.52% for the prior year period. The average balance of investment securities remained relatively stable at $25.2 million for the quarter ended September 30, 2000.

Interest earned on interest bearing deposits increased $42,000, or 9.1%, for the quarter ended September 30, 2000 from the same quarter in 1999. The increase in interest income on interest bearing deposits is attributed to an increase in the average yield earned on interest bearing deposits to 6.46% for the quarter ended September 30, 2000 from 4.88% for the quarter ended September 30, 1999. The increase in the average yield earned on interest bearing deposits offset a $6.7 million decrease in the average outstanding balance of interest bearing deposits to $31.6 million for the quarter ended September 30, 2000 compared to $38.2 million for the quarter ended September 30, 1999. The decrease in the average balance of interest earning deposits primarily funded the increase in the average outstanding balances of both net loans receivable and mortgage-backed securities, discussed above.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Expense
Interest expense increased $119,000, or 10.0%, for the quarter ended September 30, 2000 compared with the prior year quarter. The increase in interest expense is attributable to an increase in the average cost paid on interest costing deposits to 4.37% for the quarter ended September 30, 2000 from 3.96% for the quarter ended September 30, 1999. The increase in the average cost paid on interest costing deposits was partially offset by a $292,000 decrease in the average outstanding balance of interest costing deposits to $119.3 million for the quarter ended September 30, 2000 from $119.6 million for the prior year quarter.

Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Company made no provisions for loan losses out of income in either period based upon the absence of any specific asset quality problems, the current level of general loan loss reserves and management's assessment of the inherent risks in the loan portfolio. Non-performing loans, net of specific reserves, decreased to $165,000 at September 30, 2000 from $284,000 at June 30, 2000. At September 30, 2000 non-performing loans, net of specific reserves, consisted of $126,000 in three single family residential mortgage loans, $19,000 in one non-residential mortgage loan and $20,000 in non-mortgage loans. General loan loss reserves totaled $194,000 or 117.69% of net non-performing loans at September 30, 2000. At September 30, 2000, the Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

Non-Interest Income
Non-interest income decreased $24,000 to $207,000 in the quarter ended September 30, 2000 from $231,000 in the quarter ended September 30, 1999. The primary factors for the decrease in non-interest income in the current quarter were a $13,000 decrease in profit on the sale of loans and a $10,000 decrease in loan fees and service charges. The decrease in loan fees and service charges in the current quarter is primarily attributed to a decline in loans sold from $1.2 million in the prior year quarter to $50,000 in the current period as the Company increased its portfolio loan originations to $3.3 million in the current period from $2.1 million in the prior year period.

Non-Interest Expense
Non-interest expense increased $21,000 to $999,000 in the quarter ended September 30, 2000 compared to $978,000 in the 1999 quarter. The increase in non-interest expense in the current quarter is primarily the result of a $19,000 increase in staffing costs. The increase in staffing costs was primarily attributed to an increase in the cost of employee benefits as well as directors' fees. Non-interest expense was also increased by a $12,000 increase in legal expense, an $8,000 loss on forged checks and a $4,000 increase in data processing costs offset by a $10,000 decrease in deposit insurance premiums, a $7,000 decrease in advertising expense and the elimination of $5,000 in real estate owned expenses.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Income Taxes
Income taxes increased $30,000 to $54,000 in the quarter ended September 30, 2000 from $24,000 for the same period last year. The increased income tax provision was due primarily to the increase in operating income in the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. In addition, the Association may borrow funds from the Federal Home Loan Bank ("FHLB") of Chicago. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. The Office of Thrift Supervision ("OTS") requires members of the FHLB system to maintain minimum levels of liquid assets. OTS regulations currently require the Association to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 2000, the Association's regulatory liquidity ratio was 57.2%. At such date, the Company had commitments to originate $1.5 million in loans, $1.0 million in commitments to purchase loans, no commitments to sell loans and no commitments to either purchase or sell securities.

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

At September 30, 2000, the Association had tangible and core capital of $8.9 million, or 6.3% of adjusted total assets, which was approximately $6.8 million and $4.7 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At September 30, 2000, the Association had total capital of $9.1 million (including $8.9 million in core capital) and risk-weighted assets of $47.5 million, or total capital of 19.1% of risk-weighted assets. This amount was $5.3 million above the 8.0% requirement in effect on that date.

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

Item 2.  CHANGES IN SECURITIES
Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

Item 5.  OTHER INFORMATION
Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:
     See Exhibit Index.
(b) No reports on Form 8-K were filed the quarter ended September 30, 2000.

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



                            MIDLAND CAPITAL HOLDINGS CORPORATION
                            Registrant



DATE:  November 15, 2000    BY: /s/ Paul Zogas
                                -------------------------------------
                                Paul Zogas
                                President, Chief Executive Officer
                                and Chief Financial Officer



DATE:  November 15, 2000    BY: /s/ Charles Zogas
                                -------------------------------------
                                Charles Zogas
                                Executive Vice President and
                                Chief Operating Officer

                      MIDLAND CAPITAL HOLDINGS CORPORATION

EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2000        1999
                                                                   ----        ----
Net Income                                                       $105,598     $48,193
                                                                  =======      ======

Weighted average common shares outstanding
  for basic computation                                           363,975     363,975
                                                                  =======      ======
Basic earnings per share                                         $   0.29    $   0.13
                                                                  =======      ======
Weighted average common shares outstanding
  for basic computation                                           363,975     363,975

Common stock equivalents due to dilutive effect
  of stock options                                                 1,920        3,777
                                                                  =======      ======
Weighted average common shares and equivalents
  Outstanding for diluted computation                             365,895     367,752
                                                                  =======      ======
Diluted earnings per share                                       $   0.29    $   0.13
                                                                  =======      ======