Form 10QSB
period 2000-12-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2001-02-14
CIK 1061234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2000

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

Common Stock, par value $.01

(Title of Class)

As of February 14, 2001, the Issuer had
363,975 shares of Common Stock issued and outstanding.

NEXT PAGE

MIDLAND CAPITAL HOLDINGS CORPORATION

Part I. FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition -
	December 31, 2000 (unaudited) and June 30,2000	1

	Consolidated Statements of Earnings -
	Three months ended December 31, 2000 and 1999 and
	Six months ended December 31, 2000 and 1999 (unaudited)	2

	Consolidated Statements of Changes in Stockholders' Equity -
	Six months ended December 31, 2000 (unaudited	3

	Consolidated Statements of Cash Flows - Six months
	ended December 31, 2000 and 1999 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	6-12

Part II.	OTHER INFORMATION	13

	Index to Exhibits	14

NEXT PAGE

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Consolidated Statements of Financial Condition

Assets	December 31,	June 30,
	2000	2000
	(Unaudited)
Cash and amounts due from depository institutions	$ 3,422,991	3,036,708
Interest-bearing deposits	31,632,329	29,629,809
Total cash and cash equivalents	35,055,320	32,666,517
Investment securities, held to maturity (fair value:
December 31, 2000 - $20,163,863;
June 30, 2000 - $19,896,031)	20,019,091	19,990,723
Investment securities available for sale, at fair value	5,193,348	5,042,710
Mortgage-backed securities, held to maturity (fair value:
December 31, 2000 - $19,226,488;
June 30, 2000 - $21,508,988)	19,143,885	21,854,112
Loans receivable (net of allowance for loan losses:
December 31, 2000 - $378,176;
June 30, 2000 - $368,885)	57,040,614	53,030,170
Loans receivable held for sale	208,250	-
Stock in Federal Home Loan Bank of Chicago	742,400	728,500
Office properties and equipment, net	2,474,096	2,580,061
Accrued interest receivable	713,141	650,954
Prepaid expenses and other assets	564,626	681,743
Total assets	$141,154,771	137,225,490

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$130,490,349	126,870,476
Advance payments by borrowers for taxes and insurance	708,566	693,302
Other liabilities	427,485	404,995
Total liabilities	131,626,400	127,968,773
Stockholders' equity:
Preferred stock, $.01 par value:
authorized 50,000 shares; none outstanding	-	-
Common stock, $.01 par value: authorized 600,000
shares; issued and outstanding 363,975 shares
at December 31, 2000 and June 30, 2000	3,640	3,640
Additional paid-in capital	3,283,307	3,274,654
Retained earnings - substantially restricted	6,099,616	5,948,332
Accumulated other comprehensive income, net of income taxes	141,808	42,704
Common stock awarded by Bank Incentive Plan	-	(12,613)
Total stockholders' equity	9,528,371	9,256,717
Total liabilities and stockholders' equity	$141,154,771	137,225,490

See accompanying notes to consolidated financial statements.

NEXT PAGE

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Earnings

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)
Interest income:
Interest on loans	$1,059,491	912,119	2,073,871	1,808,517
Interest on mortgage-backed securities	332,123	383,572	680,022	669,381
Interest on investment securities	377,095	344,820	747,099	690,379
Interest on interest-bearing deposits	518,880	463,021	1,028,659	930,343
Dividends on FHLB stock	14,929	12,023	28,892	22,443
Total interest income	2,302,518	2,115,555	4,558,543	4,121,063

Interest expense:
Interest on deposits	1,368,345	1,268,494	2,672,725	2,454,317
Total interest expense	1,368,345	1,268,494	2,672,725	2,454,317

Net interest income	934,173	847,061	1,885,818	1,666,746

Non-interest income:
Loan fees and service charges	38,246	48,973	77,268	98,325
Commission income	14,043	14,090	38,656	34,011
Profit on sale of loans	2,276	13,841	2,949	27,196
Profit on sale of REO	144	1,444	910	2,252
Deposit related fees	122,829	123,532	246,548	251,236
Other income	18,208	19,253	36,786	39,062
Total non-interest income	195,746	221,133	403,117	452,082

Non-interest expense:
Staffing costs	507,318	482,992	1,020,144	977,056
Advertising	28,873	32,498	56,317	67,137
Occupancy and equipment expenses	178,791	177,869	361,050	361,102
Data processing	45,821	40,819	89,771	80,953
Federal deposit insurance premiums	6,349	17,549	13,071	33,815
Other	210,825	191,996	437,038	401,690
Total non-interest expense	977,977	943,723	1,977,391	1,921,753

Income before income taxes	151,942	124,471	311,544	197,075
Income tax provision	51,660	41,829	105,664	66,240
Net income	$ 100,282	82,642	205,880	130,835

Earnings per share (basic)	$ .28	.23	.57	.36
Earnings per share (diluted)	$ .27	.22	.5 6.36
Dividends declared per common share	$ .075	.075	.15	.15

See accompanying notes to consolidated financial statements.

NEXT PAGE

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common stock awarded by BI P	Total

Balance at June 30, 2000	$3,640	3,274,654	5,948,332	42,704	(12,613)	9,256,717
Comprehensive Income:
Net Income			205,880			205,880
Other comprehensive
income, net of tax:
Unrealized holding gain
during the period			_______	99,104		99,104
Total comprehensive income			205,880	99,104		304,984
Tax benefit related to
employee stock plan		8,653				8,653
Amoritzation of award of
BIP stock					12,613	12,613
Dividends declared on
common stock ($.15
per share)	_____	_________	(54,596)	_________	_______	(54,596)
Balance at
December 31, 2000	$3,640	3,283,307	6,099,616	141,808	-	9,528,371

See accompanying notes to consolidated financial statements.

NEXT PAGE

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended December 31,
	2000	1999
Cash flows from operating activities:
Net income	$205,880	130,835
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	157,459	152,774
Amortization of premiums and discounts on securities	(45,431)	(17,459)
Amortization of cost of stock benefit plan	12,613	16,217
Federal Home Loan Bank stock dividend	(13,900)	-
Profit on sale of real estate owned	(910)	(2,252)
Proceeds from sale of loans held for sale	215,300	2,519,800
Origination of loans held for sale	(423,550)	(2,305,500)
Profit on sale of loans	(2,949)	(27,196)
(Increase) decrease in accrued interest receivable	(62,187)	17,029
Increase in accrued interest payable	5,416	1,934
Decrease in deferred income on loans	(22,085)	(8,731)
Decrease in other assets	69,011	85,603
Increase (decrease) in other liabilities	25,727	(70,036)
Net cash provided by operating activities	120,394	493,018

Cash flows from investing activities:
Purchase of mortgage backed securities, held to maturity	-	(10,007,275)
Proceeds from repayments of mortgage backed securities,
held to maturity	2,730,786	2,440,312
Purchase of investment securities, held to maturity	(5,003,975)	(4,994,025)
Proceeds from maturities of investment securities,
held to maturity	5,000,000	5,000,000
Loan disbursements	(6,663,249)	(4,473,447)
Loan repayments	3,682,854	3,668,651
Purchase of loans receivable	(1,007,054)	-
Proceeds from sale of real estate owned	-	276,472
Property and equipment expenditures	(51,494)	(59,092)
Net cash provided for investing activities	(1,312,132)	(8,148,404)

Cash flows from financing activities:
Deposit receipts	205,767,107	212,883,144
Deposit withdrawals	(204,678,413)	(204,936,047)
Interest credited to deposit accounts	2,531,179	2,326,498
Payment of dividends	(54,596)	(54,596)
Increase in advance payments by borrowers
for taxes and insurance	15,264	79,367
Net cash provided by financing activities	3,580,541	10,298,366

Increase in cash and cash equivalents	2,388,803	2,642,980
Cash and cash equivalents at beginning of period	32,666,517	35,020,296
Cash and cash equivalents at end of period	$ 35,055,320	37,663,276
Cash paid during period for interest	$ 2,667,309	2,452,383

Cash paid during period for income taxes	103,054	-

See accompanying notes to consolidated financial statements.

NEXT PAGE

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire year.

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

Note D - Earnings Per Share

Earnings per share for the three month and six month periods ended December 31, 2000 and 1999 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

NEXT PAGE

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

The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Township, Illinois. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2000, Midland Federal's capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 6.31% and a risk-based capital ratio of 18.86%.

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

NEXT PAGE

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

FINANCIAL CONDITION

During the six months ended December 31, 2000, total assets of the Company increased by $4.0 million to $141.2 million from $137.2 million at June 30, 2000. Net loans receivable and loans available for sale increased $4.2 million to $57.2 million at December 31, 2000 as loan disbursements of $7.1 million combined with $1.0 million in loans purchased more than offset loan repayments of $3.7 million and loan sales of $215,000. The balance of mortgage-backed securities decreased by $2.7 million to $19.1 million as a result of repayments during the six months ended December 31, 2000. The balance of cash and cash equivalents increased by $2.4 million to $35.1 million at December 31, 2000. The increase in both net loans receivable and cash and cash equivalents was primarily funded by an increase in deposits in the amount of $3.6 million to $130.5 million at December 31, 2000 and the $2.7 million in repayments of mortgage-backed securities, discussed above. The balance of investment securities remained relatively unchanged at $25.2 million during the six months ended December 31, 2000. The weighted average remaining maturity of the Company's investment securities portfolio at December 31, 2000 was 1.8 years.

As discussed above, deposits for the six months ended December 31, 2000 increased $3.6 million as deposit activity of $205.8 million and interest credited to deposits in the amount of $2.5 million exceeded withdrawal activity of $204.7 million. The net increase in savings deposits is attributed to a $5.2 million increase in certificate of deposit accounts and a $354,000 increase in transaction deposits offset by a $1.4 million decrease in passbook accounts and a $584,000 decrease in money market accounts. The increase in certificates of deposit accounts is primarily attributed to aggressive pricing and promotion of these accounts at the Company's Homer Township branch office.

Stockholders' equity for the six months ended December 31, 2000 increased by $272,000 to $9.5 million primarily as a result of earnings in the amount of $206,000, a $99,000 market adjustment from securities available for sale, net of income taxes, and a $13,000 reduction in the un-amortized cost of the Association's Bank Incentive Plan offset by dividends paid on common stock in the amount of $55,000. At December 31, 2000 the cost of the Association's Bank Incentive Plan was fully amortized.

RESULTS OF OPERATIONS

The Company had net income of $100,000 for the quarter ended December 31, 2000 compared to net income of $83,000 for the quarter ended December 31, 1999. The increase in net income in the current quarter is the result of a $87,000 increase in net interest income offset by a $26,000 decrease in non-interest income, a $34,000 increase in non-interest expense and a $10,000 increase in income taxes.

For the six months ended December 31, 2000 the Company had net income of $206,000 compared to net income of $131,000 for the six months ended December 31, 1999. The increase in net income in the current six month period is the result of a $219,000 increase in net interest income offset by a $49,000 decrease in non-interest income, a $56,000 increase in non-interest expense and a $39,000 increase in income taxes. For a discussion on the decrease in non-interest income and the increase in non-interest expense that occurred in both the three and six month periods ended December 31, 2000, see "Non-Interest Income" and "Non-Interest Expense."

NEXT PAGE

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)

The increase in net-interest income in both the three and six month periods ended December 31, 2000 was primarily the result of increases in net interest margin and interest rate spread that occurred in both periods. Net interest margin and interest rate spread increased to 2.80% and 2.69%, respectively for the three months ended December 31, 2000 from 2.55% and 2.50%, respectively, for the three months ended December 31, 1999. For the six months ended December 31, 2000 net interest margin and interest rate spread increased to 2.84% and 2.73%, respectively, compared to 2.52% and 2.46%, respectively, in the prior year six month period. The increases in net interest margin and interest rate spread that occurred in both the three and six month periods ended December 31, 2000, compared with the prior year periods, were attributed to an increase in yield on the Company's interest earning assets which offset the negative impact of higher deposit interest rates.

The increases in net interest income that occurred in both the three and six month periods ended December 31, 2000 were also the result of increases in the average balance of interest earning assets that occurred in both periods. For the three months ended December 31, 2000 the average balance of interest earning assets increased $371,000 to $133.5 million from $133.1 million during the same period last year, and for the six months ended December 31, 2000, the average balance of interest earning assets increased $619,000 to $132.8 million from $132.2 million in the prior year period. The ratio of average interest earning assets to average interest bearing liabilities also increased in both the three and six month periods ended December 31, 2000 to 110.54% and 110.65%, respectively, from 108.87% and 109.32%, respectively, in the prior year periods.

Interest Income

Interest income increased $187,000, or 8.8%, for the quarter ended December 31, 2000 from the comparable year earlier period. The increase in interest income was primarily the result of an increase in the average yield earned on interest earning assets to 6.90% for the quarter ended December 31, 2000 compared to 6.36% in the year earlier period as well as the $371,000 increase in the average outstanding balance of interest earning assets, discussed above.

For the six months ended December 31, 2000 interest income increased $437,000 or 10.6% from the 1999 period. The increase in interest income for the current six month period was the result of an increase in the average yield earned on interest earning assets to 6.86% for the six months ended December 31, 2000 compared to 6.23% for the year earlier period as well as the $619,000 increase in the average outstanding balance of interest earning assets, discussed above.

Interest on loans receivable increased $147,000, or 16.2%, in the quarter ended December 31, 2000, compared with the prior year quarter, as a result of an increase in the average outstanding balance of net loans receivable to $56.6 million from $50.1 million in the 1999 quarter. The average yield earned on net loans receivable also increased to 7.48% for the quarter ended December 31, 2000 from 7.28% for the prior year quarter. The increase in the average yield earned on net loans receivable was primarily the result of lending activity that occurred at higher market interest rates between the current and prior year periods.

NEXT PAGE

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Interest Income (continued)

Interest on mortgage-backed securities decreased $51,000, or 13.4%, for the quarter ended December 31, 2000 from the year earlier period. The decrease in interest income was the result of a $4.3 million decrease in the average outstanding balance of mortgage-backed securities to $19.5 million for the quarter ended December 31, 2000 from $23.8 million for the comparable prior year period. The decrease in the average outstanding balance of mortgage-backed securities offset an increase in the average yield earned on mortgage-backed securities to 6.81% from 6.45% in the 1999 quarter.

Interest earned on investment securities increased $32,000, or 9.4%, for the quarter ended December 31, 2000 from the prior year period due to an increase in the average yield earned on investment securities to 6.00% for the quarter ended December 31, 2000 from 5.51% in the year earlier period. The average balance of investment securities remained relatively stable at $25.2 million for the quarter ended December 31, 2000.

Interest earned on interest bearing deposits increased $56,000, or 12.1%, for the quarter ended December 31, 2000 from the year earlier period. The increase in interest income was the result of an increase in the average yield earned on interest bearing deposits to 6.60% for the quarter ended December 31, 2000 from 5.51% in the year earlier period. The increase in the average yield earned on interest bearing deposits offset a $2.1 million decrease in the average outstanding balance of interest bearing deposits to $31.5 million from $33.6 million in the 1999 quarter.

For the six months ended December 31, 2000 interest on loans receivable increased $265,000 from the comparable prior year period. The increase in interest income was primarily due to a $5.6 million increase in the average outstanding balance of loans receivable to $55.3 million from $49.7 million for the six months ended December 31, 1999. The average yield earned on loans receivable also increased to 7.50% for the six months ended December 31, 2000 from 7.27% in the prior year period. The growth in the Company's loan portfolio is attributed to direct marketing of the Company's loan products.

For the six months ended December 31, 2000 interest earned on mortgage backed securities increased $11,000 to $680,000. The increase in interest income was the result of an increase in the average yield earned on mortgage-backed securities to 6.77% for the six months ended December 31, 2000 from 6.40% in the 1999 period. The increase in the average yield earned on mortgage-backed securities offset a $799,000 decrease in the average outstanding balance of mortgage-backed securities to $20.1 million for the six months ended December 31, 2000 from $20.9 million for the comparable prior year period.

For the six months ended December 31, 2000 interest earned on investment securities increased $57,000 to $747,000 from $690,000 for the six months ended December 31, 1999. The primary factor for the increase in interest income was an increase the average yield earned on investment securities to 5.93% for the six months ended December 31, 2000 from 5.52% in the comparable prior year period. The average balance of investment securities remained relatively stable at $25.2 million for the six months ended December 31, 2000. The increase in the average yield on the Association's investment securities was the result of higher reinvestment yields on maturing investment securities with the same original terms to maturity.

NEXT PAGE

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Interest Income (continued)

For the six months ended December 31, 2000 interest earned on interest bearing deposits increased $98,000 to $1.0 million from $930,000 for the year earlier period. The increase in interest income is attributed to an increase in the average yield earned on interest bearing deposits to 6.53% for the six months ended December 31, 2000 from 5.20% in the year earlier period. The increase in the average yield earned on interest bearing deposits offset a $4.4 million decrease in the average outstanding balance of interest bearing deposits to $31.5 million for the current six month period from $35.9 million for the year earlier period. The Company has historically maintained a relatively high level of cash equivalents and other short-term investments in an attempt to control interest rate risk.

Interest Expense

Interest expense increased $100,000, or 7.9%, for the quarter ended December 31, 2000 compared to the prior year quarter. The increase in interest expense was the result of an increase in the average yield paid on interest costing deposits to 4.53% in the current year period from 4.15% in the 1999 quarter. The increase in the average yield paid on interest costing deposits offset a $1.5 million decrease in the average balance of interest costing deposits to $120.8 million in the current year period from $122.3 million in the prior year period.

For the six months ended December 31, 2000 interest expense increased $218,000 to $2.7 million from $2.5 million for the prior year period. The increase in interest expense was the result of an increase in the average yield paid on interest costing deposits to 4.45% for current year period from 4.06% in the prior year period. The increase in the average yield paid on interest costing deposits offset a $903,000 decrease in the average outstanding balance of interest costing deposits to $120.0 million for the current period from $120.9 million for the year earlier period.

Provisions for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Company made no provisions for loan losses out of income in either period based upon the absence of any specific asset quality problems, the current level of general loan loss reserves and management's assessment of the inherent risks in the loan portfolio. Non-performing loans, net of specific reserves, decreased to $244,000 at December 31, 2000 from $284,000 at June 30, 2000. At December 31, 2000 non-performing loans, net of specific reserves, consisted of $205,000 in four single family residential mortgage loans and $39,000 in non-mortgage loans and general loan loss reserves totaled $217,000, which amount was 89.0% of net non-performing loans and .66% of total loans. At December 31, 2000, the Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

NEXT PAGE

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Non-Interest Income

Non-interest income decreased $25,000 to $196,000 in the quarter ended December 31, 2000 from $221,000 in the quarter ended December 31, 1999. The primary factors for the decrease in non-interest income in the current quarter were a $12,000 decrease in profit on the sale of loans and an $11,000 decrease in loan fees and service charges.

For the six months ended December 31, 2000 non-interest income decreased $49,000 to $403,000 from $452,000 in the prior year period. The decrease in non-interest income in the current six month period compared with the prior year period is primarily attributed to a $24,000 decrease in profit on the sale of loans, a $21,000 decrease in loan fees and service charges, and a $5,000 decrease in deposit related fees offset by a $5,000 increase in commission income.

The decrease in profit on the sale of loans that occurred in the three and six month periods ended December 31, 2000 is attributed to a decline in loans sold to $215,000 in the current six month period from $2.5 million in the prior year period as the Company increased its portfolio loan originations to $6.7 million in the current period from $4.5 million in the prior year period. The decrease in loan fees and service charges that occurred in the three and six month periods ended December 31, 2000 is also primarily attributed to the decline in loans sales, discussed above.

Non-Interest Expense

Non-interest expense increased $34,000 to $978,000 in the quarter ended December 31, 2000 compared to $944,000 in the prior year quarter. The increase in non-interest expense is primarily the result of a $24,000 increase in staffing costs, an $18,000 increase in computer software and support expense and a $5,000 increase in data processing fees. These increases in non-interest expense were offset by an $11,000 decrease in deposit insurance premiums and a $4,000 decrease in advertising expense.

For the six months ended December 31, 2000 non-interest expense increased $56,000 to $2.0 million from $1.9 million in the prior year period. The primary factors for the increase in non-interest expense in the current six month period were a $43,000 increase in staffing costs, an $18,000 increase in computer software and support expense, a $17,000 increase in legal expense and a $9,000 increase in data processing fees. These increases in non-interest expense were offset by a $21,000 decrease in deposit insurance premiums and an $11,000 decrease in advertising expense. The increase in legal expense, discussed above, is primarily related to fees incurred by Midland Federal in contesting the real estate tax assessment on its office properties and on other unrelated collection matters.

Income Taxes

Income taxes increased to $52,000 in the quarter ended December 31, 2000 from $42,000 for the prior year quarter. For the six months ended December 31, 2000 income taxes increased to $106,000 compared to $66,000 in the prior year period. The increased income tax provision was due primarily to the increase in operating income in both periods as compared to the prior year periods.

NEXT PAGE

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. In addition, the Association may borrow funds from the FHLB of Chicago. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. The OTS requires members of the FHLB system to maintain minimum levels of liquid assets. OTS regulations currently require the Association to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts including escrow deposits and borrowings payable in one year or less. At December 31, 2000, the Association's regulatory liquidity ratio was 61.0%. The Company had outstanding commitments to originate $1.2 million in loans and to sell $208,000 in loans at December 31, 2000.

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificate of deposits and deposit withdrawals, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. At December 31, 2000 the Association had $56.4 million of certificates of deposit maturing in one year or less. The Company considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

At December 31, 2000 the Association had tangible and core capital of $8.9 million, or 6.3% of adjusted total assets, which was approximately $6.8 million and $4.7 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At December 31, 2000 the Association had total capital of $9.1 million (including $8.9 million in core capital) and risk-weighted assets of $48.4 million, or total capital of 18.9% of risk-weighted assets. This amount was $5.3 million above the 8.0% requirement in effect on that date.

NEXT PAGE

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 18, 2000 the shareholders held their annual meeting to consider and act upon the election of Mr. Algerd Brazis and Mr. Charles A. Zogas to serve as directors for terms of three years and the ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2001. Both of the foregoing items were approved by the shareholders at the meeting by the following vote totals based upon 363,975 shares outstanding and entitled to vote at the meeting.

I.	Election of Directors 330,204 shares voted, as follows:
Algerd Brazis: 316,304 votes FOR; 13,900 votes WITHHELD.
Charles A. Zogas: 316,239 votes FOR; 13,965 votes WITHHELD.

II.	Ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the
Company for the fiscal year ending June 30, 2001 330,204 shares voted, as follows:
FOR: 330,204
AGAINST: -0-
ABSTAIN: -0-

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Computation of earnings per share (Exhibit 11 filed herewith).
(b) No reports on Form 8-K were filed this quarter.

NEXT PAGE

INDEX TO EXHIBITS

Exhibit Number	Description
11	Computation of Per Share Earnings

NEXT PAGE

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDLAND CAPITAL HOLDINGS CORPORATION
Registrant
DATE: February 14, 2001	BY: /s/ Paul Zogas
Paul Zogas
President, Chief Executive Officer
and Chief Financial Officer

DATE: February 14, 2001	BY: /s/ Charles Zogas
Charles Zogas
Executive Vice President
and Chief Operating Officer