Form 10QSB
period 2001-03-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2001-05-15
CIK 1061234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-QSB

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to __________

Commission File Number 1-14343

MIDLAND CAPITAL HOLDINGS CORPORATION

(Name of Small Business Issuer in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4238089 (I.R.S. Employer Identification Number)

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

Common Stock, par value $.01

(Title of Class)

As of May 15, 2001, the Issuer had 363,975 shares of Common Stock issued and outstanding.

Next Page

MIDLAND CAPITAL HOLDINGS CORPORATION

			PAGE
Part I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Statements of Financial Condition - March 31, 2001 (unaudited) and June 30, 2000	1
		Consolidated Statements of Earnings - Three months ended March 31, 2001 and 2000 and Nine months ended March 31, 2001 and 2000 (unaudited)	2
		Consolidated Statements of Changes in Stockholders' Equity - Nine months ended March 31, 2001 (unaudited)	3
		Consolidated Statements of Cash Flows - Nine months ended March 31, 2001 and 2000 (unaudited)	4
		Notes to Consolidated Financial Statements	5
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6-11

Part II.	OTHER INFORMATION		12
	Index to Exhibits		13

Next Page

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Part I - FINANCIAL INFORMATION

Consolidated Statements of Financial Condition
	March 31, 2001	June 30, 2000
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$ 3,514,690	$ 3,036,708
Interest-bearing deposits	21,849,013	29,629,809
Total cash and cash equivalents	25,363,703	32,666,517
Investment securities, held to maturity (fair value: March 31, 2001 - $20,444,537; June 30, 2000 - $19,896,031)	20,115,171	19,990,723
Investment securities available for sale, at fair value	15,268,288	5,042,710
Mortgage-backed securities, held to maturity (fair value: March 31, 2001 - $18,539,197; June 30, 2000 - $21,508,988)	18,238,736	21,854,112
Loans receivable (net of allowance for loan losses: March 31, 2001 - $378,626; June 30, 2000 - $368,885)	59,225,020	53,030,170
Loans receivable held for sale	217,650	-
Stock in Federal Home Loan Bank of Chicago	757,300	728,500
Office properties and equipment, net	2,422,119	2,580,061
Accrued interest receivable	846,401	650,954
Prepaid expenses and other assets	529,581	681,743
Total assets	$142,983,969	$137,225,490

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$132,541,428	126,870,476
Advance payments by borrowers for taxes and insurance	450,244	693,302
Other liabilities	375,361	404,995
Total liabilities	133,367,033	127,968,773

Stockholders' equity:
Preferred stock, $.01 par value: authorized 50,000 shares; none outstanding	-	-
Common stock, $.01 par value: authorized 600,000 shares; issued and outstanding 363,975 shares at March 31, 2001 and June 30, 2000	3,640	3,640
Additional paid-in capital	3,283,307	3,274,654
Retained earnings - substantially restricted	6,138,878	5,948,332
Accumulated other comprehensive income, net of income taxes	191,111	42,704
Common stock awarded by Bank Incentive Plan	-	(12,613)
Total stockholders' equity	9,616,936	9,256,717
Total liabilities and stockholders' equity	$142,983,969	$137,225,490

See accompanying notes to consolidated financial statements.

Next Page

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Earnings
	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Interest income:
Interest on loans	$1,082,263	$ 931,169	$3,156,134	$2,739,685
Interest on mortgage-backed securities	318,856	374,697	998,879	1,044,079
Interest on investment securities	446,529	347,917	1,193,628	1,038,296
Interest on interest-bearing deposits	373,964	490,327	1,402,623	1,420,670
Dividends on FHLB stock	13,071	11,069	41,963	33,512
Total interest income	2,234,683	2,155,179	6,793,227	6,276,242

Interest expense:
Interest on deposits	1,361,771	1,259,805	4,034,497	3,714,122
Total interest expense	1,361,771	1,259,805	4,034,497	3,714,122

Net interest income	872,912	895,374	2,758,730	2,562,120

Non-interest income:
Loan fees and service charges	62,593	34,017	139,861	132,343
Commission income	12,622	15,406	51,278	49,416
Profit on sale of loans	1,401	5,893	4,349	33,088
Profit on sale of REO	-	1,108	910	3,360
Deposit related fees	123,877	124,815	370,425	376,051
Other income	15,780	19,160	52,567	58,223
Total non-interest income	216,273	200,399	619,390	652,481

Non-interest expense:
Staffing costs	544,988	489,408	1,565,132	1,466,465
Advertising	12,651	23,232	68,968	90,369
Occupancy and equipment expenses	178,929	180,640	539,979	541,742
Data processing	54,062	49,422	143,833	130,374
Federal deposit insurance premiums	6,333	6,914	19,404	40,729
Other	191,372	200,342	628,410	602,032
Total non-interest expense	988,335	949,958	2,965,726	2,871,711

Income before income taxes	100,850	145,815	412,394	342,890
Income tax provision	34,289	49,200	139,953	115,440
Net income	$ 66,561	$ 96,615	$ 272,441	$ 227,450

Earnings per share (basic)	$.18	$.27	$.75	$.62
Earnings per share (diluted)	$.18	$.26	$.74	$.62
Dividends declared per common share	$.075	$.075	$.225	$.225

See accompanying notes to consolidated financial statements.

Next Page

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Awarded by BIP	Total

Balance at June 30, 2000	$3,640	3,274,654	5,948,332	42,704	(12,613)	9,256,717

Comprehensive Income:
Net Income			272,441			272,441

Other comprehensive income, net of tax:
Unrealized holding gain during the period				148,407		148,407
Total comprehensive income			272,441	148,407		420,848

Tax benefit related to employee stock plan		8,653				8,653
Amortization of award of BIP stock					12,613	12,613
Dividends declared on common stock ($.225 per share)			(81,895)			(81,895)
Balance at March 31, 2001	$3,640	$3,283,307	$6,138,878	$191,111	$ -	$9,616,936

See accompanying notes to consolidated financial statements.

Next Page

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$272,441	$227,450
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	235,061	231,443
Amortization of premiums and discounts on securities	(61,818)	(31,518)
Amortization of cost of stock benefit plan	12,613	24,325
Federal Home Loan Bank stock dividend	(28,800)	-
Profit on sale of real estate owned	(910)	(3,360)
Proceeds from sale of loans held for sale	316,550	2,974,000
Origination of loans held for sale	(534,200)	(2,737,365)
Profit on sale of loans	(4,349)	(33,088)
Increase in accrued interest receivable	(195,447)	(103,361)
Increase in accrued interest payable	1,956	6,985
Decrease in deferred income on loans	(31,286)	(5,205)
Decrease (increase) in other assets	80,059	(8,971)
Decrease in other liabilities	(22,937)	(10,974)
Net cash provided by operating activities	38,933	530,361

Cash flows from investing activities:
Purchase of mortgage backed securities, held to maturity	-	(10,007,275)
Proceeds from repayments of mortgage backed securities, held to maturity	3,645,064	3,398,796
Purchase of investment securities, held to maturity	(7,593,037)	(7,489,875)
Proceeds from maturities of investment securities, held to maturity	7,500,000	7,500,000
Purchase of investment securities, available for sale	(10,000,000)	-
Loan disbursements	(12,652,924)	(6,440,720)
Loan repayments	7,497,324	5,435,828
Purchase of loans receivable	(1,007,054)	-
Proceeds from sale of real estate owned	-	276,472
Property and equipment expenditures	(77,119)	(86,130)
Net cash provided for investing activities	(12,687,746)	(7,412,904)

Cash flows from financing activities:
Deposit receipts	303,762,491	323,178,251
Deposit withdrawals	(301,938,621)	(314,853,203)
Interest credited to deposit accounts	3,847,082	3,519,370
Payment of dividends	(81,895)	(81,895)
Decrease in advance payments by borrowers for taxes and insurance	(243,058)	(186,569)
Net cash provided by financing activities	5,345,999	11,575,954

(Decrease) increase in cash and cash equivalents	(7,302,814)	4,693,411
Cash and cash equivalents at beginning of period	32,666,517	35,020,296
Cash and cash equivalents at end of period	$25,363,703	$39,713,707

Cash paid during period for interest	$4,032,541	$3,707,137
Cash paid during period for income taxes	140,554	20,000

See accompanying notes to consolidated financial statements.

Next Page

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year.

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

Note D - Earnings Per Share
Earnings per share for the three month and nine month periods ended March 31, 2001 and 2000 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2001, Midland Federal's capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 6.08% and a risk-based capital ratio of 16.93%.

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

Next Page

MIDLAND CAPITAL HOLDINGS CORPORATION

AND SUBSIDIARIES

FINANCIAL CONDITION
During the nine months ended March 31, 2001, total assets of the Company increased by $5.8 million to $143.0 million from $137.2 million at June 30, 2000. Net loans receivable and loans available for sale increased $6.4 million to $59.4 million at March 31, 2001 as loan disbursements of $13.2 million combined with $1.0 million in loans purchased more than offset loan repayments of $7.5 million and loan sales of $317,000. The balance of investment securities also increased $10.4 million to $35.4 million at March 31, 2001. The Company increased its balance of investment securities in order to extend asset maturities in response to the aggressive interest rate reductions implemented by the Federal Reserve Board beginning in January 2001. The increases in both net loans receivable and investment securities was primarily funded by a $7.3 million decrease in cash and cash equivalents, a $5.7 million increase in deposits and $3.6 million in repayments of mortgage-backed securities.

As discussed above, deposits for the nine months ended March 31, 2001 increased $5.7 million to $132.5 million as deposit activity of $303.8 million and interest credited to deposits in the amount of $3.8 million exceeded withdrawal activity of $301.9 million. The net increase in savings deposits is attributed to a $5.9 million increase in certificate of deposit accounts and a $746,000 increase in transaction deposits offset by a $208,000 decrease in passbook accounts and a $766,000 decrease in money market accounts. The increase in certificates of deposit accounts is primarily attributed to aggressive pricing and promotion of these accounts at the Company's Homer Glen branch office.

Stockholders' equity for the nine months ended March 31, 2001 increased by $360,000 to $9.6 million primarily as a result of earnings in the amount of $272,000, a $148,000 market adjustment from securities available for sale, net of income taxes, and a $13,000 reduction in the un-amortized cost of the Association's Bank Incentive Plan offset by dividends paid on common stock in the amount of $82,000. At March 31, 2001 the cost of the Association's Bank Incentive Plan was fully amortized.

RESULTS OF OPERATIONS
The Company had net income of $67,000 for the quarter ended March 31, 2001 compared to net income of $97,000 for the quarter ended March 31, 2000. The decrease in net income in the current quarter is the result of a $38,000 increase in non-interest expense and a $23,000 decrease in net interest income offset by a $16,000 increase in non-interest income and a $15,000 decrease in income taxes.

For the nine months ended March 31, 2001 the Company had net income of $272,000 compared to net income of $227,000 for the nine months ended March 31, 2000. The increase in net income in the current nine month period is the result of a $197,000 increase in net interest income offset by a $33,000 decrease in non-interest income, a $94,000 increase in non-interest expense and a $25,000 increase in income taxes. For a discussion on the decrease in non-interest income and the increase in non-interest expense that occurred in both the three and nine month periods ended March 31, 2001, see "Non-Interest Income" and "Non-Interest Expense."

The decrease in net interest income in the quarter ended March 31, 2001 from the prior year quarter is primarily the result of a reduction in net interest margin and interest rate spread. For the quarter ended March 31, 2001 interest rate spread and net interest margin decreased to 2.48% and 2.60%, respectively, from 2.58% and 2.67% in the prior year quarter. The decrease in both net interest margin and interest rate spread is the result of the rapid decline in short term market interest rates that occurred in the current quarter as well as the lag in the re-pricing of the Company's deposit liabilities to lower deposit interest rates.

Next Page

MIDLAND CAPITAL HOLDINGS CORPORATION

AND SUBSIDIARIES

RESULTS OF OPERATIONS (continued)
For the nine months ended March 31, 2001 net interest income increased $197,000 to $2.8 million. Interest rate spread and net interest margin increased to 2.65% and 2.76%, respectively, for the nine months ended March 31, 2001 compared to 2.50% and 2.57%, respectively, in the prior year nine month period. The increase in net interest margin and interest rate spread that occurred in the nine month period ended March 31, 2001, compared with the prior year period, was attributed to an increase in yield on the Company's interest earning assets which offset the negative impact of higher deposit interest rates.

The average balance of interest earning assets increased $189,000 to $134.5 million for the quarter ended March 31, 2001 compared to $134.3 million in the prior year quarter. For the nine months ended March 31, 2001 the average balance of interest earning assets increased $475,000 to $133.4 million from $132.9 million during the same period last year. The ratio of average interest earning assets to average interest bearing liabilities also increased in both the three and six month periods ended March 31, 2001 to 110.53% and 110.61%, respectively, from 110.10% and 109.58%, respectively, in the prior year periods.

Interest Income
Interest income increased $80,000, or 3.7%, for the quarter ended March 31, 2001 from the comparable year earlier period. The increase in interest income was primarily the result of an increase in the average yield earned on interest earning assets to 6.65% for the quarter ended March 31, 2001 compared to 6.42% in the year earlier period as well as the $189,000 increase in the average outstanding balance of interest earning assets, discussed above.

For the nine months ended March 31, 2001 interest income increased $517,000 or 8.2% from the 2000 period. The increase in interest income for the current nine month period was the result of an increase in the average yield earned on interest earning assets to 6.79% for the nine months ended March 31, 2001 compared to 6.29% for the year earlier period as well as the $475,000 increase in the average outstanding balance of interest earning assets, discussed above.

Interest on loans receivable increased $151,000, or 16.2%, in the quarter ended March 31, 2001, compared with the prior year quarter, as a result of an $8.3 million increase in the average outstanding balance of net loans receivable to $58.5 million from $50.2 million in the 2000 quarter. The increase in the average outstanding balance of net loans receivable was modestly offset by a decrease in the average yield earned on net loans receivable to 7.40% for the quarter ended March 31, 2001 from 7.42% for the prior year quarter.

Interest on mortgage-backed securities decreased $56,000, or 14.9%, for the quarter ended March 31, 2001 from the year earlier period. The decrease in interest income was the result of a $4.4 million decrease in the average outstanding balance of mortgage-backed securities to $18.5 million for the quarter ended March 31, 2001 from $22.9 million for the comparable prior year period. The decrease in the average outstanding balance of mortgage-backed securities was partly offset by an increase in the average yield earned on mortgage-backed securities to 6.88% from 6.54% in the 2000 quarter.

Interest earned on investment securities increased $99,000, or 28.3%, for the quarter ended March 31, 2001 from the prior year period due to a $4.9 million increase in the average balance of investment securities to $29.9 million for the quarter ended March 31, 2001 from $25.0 million for the comparable prior year period. The average yield earned on investment securities also increased to 5.98% for the quarter ended March 31, 2001 from 5.57% in the year earlier period.

Next Page

MIDLAND CAPITAL HOLDINGS CORPORATION

AND SUBSIDIARIES

Interest Income (continued)
Interest earned on interest bearing deposits decreased $116,000, or 23.7%, for the quarter ended March 31, 2001 from the year earlier period. The decrease in interest income was the result of an $8.8 million decrease in the average outstanding balance of interest bearing deposits to $26.7 million from $35.5 million in the 2000 quarter. The average yield earned on interest bearing deposits remained relatively stable at 5.54% for the quarter ended March 31, 2001 from 5.52% in the year earlier period.

For the nine months ended March 31, 2001 interest on loans receivable increased $416,000 from the comparable prior year period. The increase in interest income was primarily due to a $6.5 million increase in the average outstanding balance of loans receivable to $56.4 million from $49.9 million for the nine months ended March 31, 2000. The average yield earned on loans receivable also increased to 7.47% for the nine months ended March 31, 2001 from 7.32% in the prior year period. The growth in the Company's loan portfolio is attributed to direct marketing of the Company's loan products.

For the nine months ended March 31, 2001 interest earned on mortgage backed securities decreased $45,000 to $999,000. The decrease in interest income was the result of a $2.0 million decrease in the average outstanding balance of mortgage-backed securities to $19.6 million for the nine months ended March 31, 2001 from $21.6 million for the comparable prior year period. The decrease in the average outstanding balance of mortgage-backed securities was offset by an increase in the average yield earned on mortgage-backed securities to 6.81% for the nine months ended March 31, 2001 from 6.44% in the 2000 period.

For the nine months ended March 31, 2001 interest earned on investment securities increased $155,000 to $1.2 million from $1.0 million for the nine months ended March 31, 2000. The primary factor for the increase in interest income was an increase the average yield earned on investment securities to 5.95% for the nine months ended March 31, 2001 from 5.53% in the comparable prior year period. The average balance of investment securities also increased by $1.8 million to $26.8 million from $25.0 million for the nine months ended March 31, 2000.

For the nine months ended March 31, 2001 interest earned on interest bearing deposits decreased $18,000 to $1.4 million as compared to the prior year period. The decrease in interest income is attributed to a $5.9 million decrease in the average outstanding balance of interest bearing deposits to $29.9 million for the current nine month period from $35.8 million for the year earlier period. The decrease in the average outstanding balance of interest bearing deposits was offset by an increase in the average yield earned on interest bearing deposits to 6.20% for the nine months ended March 31, 2001 from 5.31% in the year earlier period. The Company has historically maintained a relatively high level of cash equivalents and other short-term investments in an attempt to control interest rate risk.

Interest Expense
Interest expense increased $102,000, or 8.1%, for the quarter ended March 31, 2001 compared to the prior year quarter. The increase in interest expense was the result of an increase in the average yield paid on interest costing deposits to 4.48% in the current year period from 4.13% in the 2000 quarter. The increase in the average yield paid on interest costing deposits offset a $312,000 decrease in the average balance of interest costing deposits to $121.7 million in the current year period from $122.0 million in the prior year period.

Next Page

MIDLAND CAPITAL HOLDINGS CORPORATION

AND SUBSIDIARIES

Interest Expense (continued)
For the nine months ended March 31, 2001 interest expense increased $320,000 to $4.0 million from $3.7 million for the prior year period. The increase in interest expense was the result of an increase in the average yield paid on interest costing deposits to 4.46% for current period from 4.08% in the prior year period. The increase in the average yield paid on interest costing deposits offset a $706,000 decrease in the average outstanding balance of interest costing deposits to $120.6 million for the current period from $121.3 million for the year earlier period.

Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Company made no provisions for loan losses out of income in either period based upon the absence of any specific asset quality problems, the current level of general loan loss reserves and management's assessment of the inherent risks in the loan portfolio. Non-performing loans, net of specific reserves, decreased to $116,000 at March 31, 2001 from $284,000 at June 30, 2000. At March 31, 2001 non-performing loans, net of specific reserves, consisted of $77,000 in two single family residential mortgage loans, one $18,000 non-residential mortgage loan and $21,000 in non-mortgage loans. At March 31, 2001 general loan loss reserves totaled $233,000, which amount was 201.31% of net non-performing loans and .63% of total loans, and the Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

Non-Interest Income
Non-interest income increased $16,000 to $216,000 in the quarter ended March 31, 2001 from $200,000 in the quarter ended March 31, 2000. The primary factor for the increase in non-interest income in the current quarter was a $29,000 increase in loan fees and service charges offset by a $4,000 decrease in profit on the sale of loans and a $3,000 decrease in commission income. The increase in loan fees and service charges in the current quarter is attributed to an increase in loan origination activity compared to the prior year quarter.

For the nine months ended March 31, 2001 non-interest income decreased $33,000 to $619,000 from $652,000 in the prior year period. The decrease in non-interest income in the current nine month period compared with the prior year period is primarily attributed to a $29,000 decrease in profit on the sale of loans and a $6,000 decrease in deposit related fees offset by an $8,000 increase in loan fees and service charges and a $2,000 increase in commission income. A decline in loan sales to $317,000 in the current nine month period from $3.0 million in the comparable prior year period resulted in the decrease in profit on the sale of loans that occurred in the three and nine month periods ended March 31, 2001.

Non-Interest Expense
Non-interest expense increased $38,000 to $988,000 in the quarter ended March 31, 2001 compared to $950,000 in the prior year quarter. The increase in non-interest expense is primarily the result of a $56,000 increase in staffing costs, and a $5,000 increase in data processing fees. These increases in non-interest expense were offset by an $11,000 decrease in advertising expense.

Next Page

MIDLAND CAPITAL HOLDINGS CORPORATION

AND SUBSIDIARIES

Non-Interest Expense (continued)
For the nine months ended March 31, 2001 non-interest expense increased $94,000 to $3.0 million from $2.9 million in the prior year period. The primary factors for the increase in non-interest expense in the current nine month period were a $99,000 increase in staffing costs, a $19,000 increase in computer software and support expense, a $13,000 increase in data processing fees and an $11,000 increase in legal expense. These increases in non-interest expense were offset by a $21,000 decrease in deposit insurance premiums and a $21,000 decrease in advertising expense.

The increase in staffing costs in both the three and nine month periods ended March 31, 2001, discussed above, was partially the result of an increase in the cost of employee benefits in the amounts of $14,000 and $42,000, respectively, compared to the prior year periods. The increase in legal expense, discussed above, is primarily related to fees incurred by Midland Federal in contesting the real estate tax assessment on its office properties and on other unrelated collection matters.

Income Taxes
Income taxes decreased $15,000 to $34,000 in the quarter ended March 31, 2001 from $49,000 for the prior year quarter. The decrease in income taxes in the quarter ended March 31, 2001 is attributed to a decrease in operating income compared to the prior year period. For the nine months ended March 31, 2001 income taxes increased to $140,000 compared to $115,000 in the prior year period. The increase in income taxes in the current nine month period is primarily the result of an increase in operating income in the current nine month period as compared to the prior year period.

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

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificate of deposits and deposit withdrawals, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. At March 31, 2001 the Association had $57.2 million of certificates of deposit maturing in one year or less. The Company considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. The Company had outstanding commitments to originate $6.0 million in loans and to sell $218,000 in loans at March 31, 2001.

At March 31, 2001 the Association had tangible and core capital of $8.7 million, or 6.0% of adjusted total assets, which was approximately $6.6 million and $4.4 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At March 31, 2001 the Association had total capital of $8.9 million (including $8.7 million in core capital) and risk-weighted assets of $52.7 million, or total capital of 16.9% of risk-weighted assets. This amount was $4.2 million above the 8.0% requirement in effect on that date.

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
(b) No reports on Form 8-K were filed this quarter.

Next Page

INDEX TO EXHIBITS

Exhibit Number	Description
11	Computation of Earnings Per Share

Next Page

SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDLAND CAPITAL HOLDINGS CORPORATION Registrant

DATE: May 15, 2001	BY:	/s/ Paul Zogas Paul Zogas President, Chief Executive Officer and Chief Financial Officer

DATE: May 15, 2001	BY:	/s/ Charles Zogas Charles Zogas Executive Vice President and Chief Operating Officer

End.