Form 10KSB
period 2001-06-30
MIDLAND CAPITAL HOLDINGS CORP
filed 2001-09-28
CIK 1061234

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552


                                   FORM 10_KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from                         to



                         Commission File Number 1-14343

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                 (Name of Small Business Issuer in its Charter)

                          Delaware                            36-4238089
          -------------------------------                ---------------------
          (State or Other Jurisdiction of                   (I.R.S. Employer
          Incorporation or Organization)                 Identification Number)

            8929 South Harlem Avenue
              Bridgeview, Illinois                                60455
       ----------------------------------------                  --------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The Issuer had $379,000 in net income for the fiscal year ended June 30, 2001.

         As of June 30, 2001, there were issued and outstanding 363,975 shares of the Issuer's Common Stock. The Issuer's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer's voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         PARTS II and IV of Form 10_KSB _ Annual Report to Stockholders for the Fiscal Year Ended June 30, 2001.

         PART III of Form 10_KSB _ Proxy Statement for the 2001 Annual Meeting of Stockholders.

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

         The Association's primary market area consists of southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont which it serves through its main office in Bridgeview and three branch offices in southwest Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 2001, Midland Federal had $142.5 million of assets, deposits of $131.5 million and stockholders equity of $9.7 million.

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

Lending Activities
------------------

         General. The principal lending activity of the Association has been the origination for its portfolio of conventional first mortgage real estate loans secured by owner occupied one_ to four_family residential property. The Association also originates consumer, multi-family and non-residential real estate loans.

         Loan originations come primarily from walk-in customers, continued business from customers and referrals from local real estate brokers through contact with the Association's staff of loan originators. The Association's loan originators earn a base salary plus commission based upon first mortgage loans generated by the originator. All completed loan applications are reviewed by the Association's salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If multi-family or commercial real estate is involved, information is also obtained concerning cash flow after debt service. The quality of loan applications are analyzed based on the Association's credit underwriting guidelines as well as, in the case of residential loans, the guidelines issued by the Federal Home Loan Mortgage Corporation ("FHLMC").

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

         Residential real estate loans are generally approved by the Loan Committee in amounts up to $350,000. Residential real estate loans may also be approved by the Chief Lending Officer in amounts up to $200,000 or the President in amounts up to $275,000 and then ratified by the Loan Committee or the Board of Directors. Residential real estate loans in amounts over $350,000 must be approved by the Board of Directors. Non-residential real estate loans are generally approved by the Board of Directors. Non-residential real estate loans may also be approved by the President in amounts up to $275,000 and then ratified by the Board of Directors. The Chief Lending Officer and the President each have approval authority for any consumer loans.

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

         At June 30, 2001, the Association had two borrowers with an outstanding loan balances in excess of $500,000. One loan totaled $1.0 million, and was secured by a 43 unit multi-family residential property in the Association's market area. The other loan totaled $607,000 and was secured by a single family residence. Both loans are current and performing in accordance with their terms at June 30, 2001. See "-- Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

         Loan and Mortgage-backed Securities Portfolio Composition. The following table sets forth information concerning the composition of the Association's loan and mortgage-backed securities portfolios in dollar amounts and in percentages as of the dates indicated.


                                                                                June 30,
                                          ---------------------------------------------------------------------------------------
                                                    2001                          2000                             1999
                                          -------------------------       ----------------------         ------------------------
                                           Amount           Percent       Amount         Percent         Amount           Percent
                                           ------           -------       ------         -------         ------           -------
                                                          (Dollars in Thousands)
Real Estate Loans
 One- to four-family                      $ 64,372           93.18%      $ 49,545          91.84%        $ 46,032            92.28%
 Multi-family                                1,507            2.18          1,640           3.04            1,713             3.43
 Non-residential                               491            0.71            440           0.82              223             0.45
 Construction                                  828            1.20            486           0.90               --               --
                                          --------           -----       --------          -----         --------            -----
    Total mortgage loans                    67,198           97.27         52,111          96.60           47,968            96.16
                                          --------           -----       --------          -----         --------            -----

Other Loans
 Consumer Loans:
  Deposit accounts                             344            0.51            277           0.51              274             0.55
  Student                                      876            1.26          1,016           1.88            1,167             2.34
  Automobile                                   469            0.68            323           0.60              274             0.55
  Credit card                                  124            0.18             97           0.18               85             0.17
  Other                                         64            0.09             81           0.15               58             0.11
                                          --------           -----       --------          -----         --------            -----
     Total consumer loans                    1,877            2.72          1,794           3.32            1,858             3.72
                                          --------           -----       --------          -----         --------            -----

  Commercial business loans                      6            0.01             41           0.08               58             0.12
                                          --------           -----       --------          -----         --------            -----
     Total loans receivable                 69,081          100.00%        53,946         100.00%          49,884           100.00%
                                          --------           -----       --------          -----         --------            -----

Less
 Loans in process                              668                            414                               4
 Deferred yield adjustments                   (240)                          (128)                            (95)
 Allowance for uncollected interest            260                            261                             260
 Allowance for loan losses                     359                            369                             366
                                          --------                       --------                       ---------
    Loans receivable, net                 $ 68,034                       $ 53,030                        $ 49,349
                                          ========                       ========                        ========

Mortgage-backed securities:
  FHLMC                                   $ 14,146           81.45%      $ 17,341          79.00%        $ 10,245            64.53%
  FNMA                                       3,075           17.70          4,375          19.93            5,318            33.49
  GNMA                                         135            0.78            219           1.00              295             1.86
  Collateralized mortgage obligations           12            0.07             15           0.07               19             0.12
                                          --------           -----       --------          -----         --------            -----
    Total mortgage-backed securities        17,368          100.00%        21,950         100.00%          15,877           100.00%
                                                            ======                        ======                            ======
  Net premiums (discounts)                     (58)                           (96)                              5
                                          --------                       --------                       ---------
  Net mortgage-backed securities          $ 17,310                       $ 21,854                       $  15,882
                                          ========                       ========                       =========

                                       5

The following table shows the composition of the Association's loan portfolio by fixed and adjustable-rate at the dates indicated.



                                                                              June 30,
                                         -----------------------------------------------------------------------------------
                                                   2001                         2000                         1999
                                         ----------------------         -----------------------      -----------------------
                                           Amount       Percent         Amount          Percent      Amount          Percent
                                           ------       -------         ------          -------      ------          -------
                                                                         (Dollars in Thousands)
Fixed-Rate Loans
Real Estate:
  One- to four-family                    $ 59,160         85.64%      $ 44,131          81.80%      $ 42,988           86.18%
  Multi-family                                490          0.71            586           1.09            626            1.25
  Non-residential                             237          0.34            280           0.52             49            0.10
                                         --------         -----       --------          -----       --------           -----
      Total real estate loans              59,887         86.69         44,997          83.41         43,663           87.53
  Consumer                                    972          1.41            465           0.86            393            0.79
                                         --------         -----       --------          -----       --------           -----
     Total fixed-rate loans                60,859         88.10         45,462          84.27         44,056           88.32
                                         --------         -----       --------          -----       --------           -----

Adjustable-Rate Loans
Real estate:
  One- to four-family                       5,212          7.54          5,414          10.04          3,044            6.10
  Multi-family                              1,017          1.47          1,054           1.95          1,087            3.00
  Non-residential                             254          0.37            160           0.30            174            0.35
  Construction                                828          1.20            486           0.90             --           --
                                         --------         -----       --------          -----       --------           -----
     Total real estate loans                7,311         10.58          7,114          13.19          4,305            8.63
                                         --------         -----       --------          -----       --------           -----
  Consumer                                    905          1.31          1,329           2.46          1,465            2.93
  Commercial business
                                                6          0.01             41           0.08             58            0.12
                                         --------         -----       --------          -----       --------           -----
     Total adjustable-rate loans            8,222         11.90          8,484          15.73          5,828           11.68
                                         --------         -----       --------          -----       --------           -----
     Total loans, net                      69,081        100.00%        53,946         100.00%        49,884          100.00%
                                                         ======                        ======                         ======
Less:

  Loans in process                            668                          414                             4
  Deferred yield adjustments                 (240)                        (128)                          (95)
  Allowance for uncollected interest          260                          261                           260
  Allowance for loan losses                   359                          369                           366
                                         --------                     --------                    ----------
     Loans receivable, net               $ 68,034                     $ 53,030                    $   49,349
                                         ========                     ========                    ==========


         The following schedule illustrates the interest rate sensitivity of the Association's loan portfolio at June 30, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses or interest rate adjustments.


                                                                            Real Estate
                                      ------------------------------------------------------------------------------
                                                                         Multi-Family            Construction or
                                          One- to Four-Family            and Commercial           Development
                                      ------------------------     -------------------------   ---------------------
                                                      Weighted                     Weighted                Weighted
                                                      Average                      Average                 Average
                                        Amount          Rate        Amount           Rate      Amount        Rate
                                        ------          ----        ------           ----      ------        ----
                                                                      (Dollars in Thousands)
Due During Years
Ending June 30,

2002(1)...........................    $     940          7.02%      $   505        9.81%        $  828        8.41%
2003..............................          308          7.72           ---          ---           ---         ---
2004..............................          708          7.97           ---          ---           ---         ---
2005 to 2006......................          669          7.46         1,493         7.24           ---         ---
2007 to 2010......................        3,580          7.59           ---          ---           ---         ---
2011 to 2025......................       23,588          7.06           ---          ---           ---         ---
2026 and following................       34,579          7.34           ---          ---           ---         ---
                                        -------                      ------                     ------

                                        $64,372                      $1,998                     $  828
                                        =======                      ======                     ======

                                                                            Commercial
                                                Consumer                      Business                 Total
                                        ----------------------       -----------------------    -------------------
                                                      Weighted                      Weighted               Weighted
                                                      Average                       Average                Average
                                         Amount         Rate           Amount         Rate       Amount      Rate
                                         ------         ----           ------         ----       ------      ----
Due During Years
Ending June 30,

2002(1)...........................    $    513           9.91%      $    6         0.00%        $  2,792      8.45%
2003..............................         123           7.43          ---                           431      7.64
2004..............................         306           7.31          ---                         1,014      7.77
2005 to 2006......................         490           8.64          ---                         2,652      7.55
2007 to 2010......................         389           9.08          ---                        23,644      7.74
2011 to 2025......................          56           8.32          ---                        34,579      7.06
2026 and following................         ---            ---                                     34,579      7.34
                                      --------                       -----                       -------      ----

                                      $  1,877                      $    6                       $69,081      7.33%
                                      ========                       =====                       =======      ====


(1) Includes demand loans, loans having no stated maturity and overdraft loans.


         The total amount of loans due after June 30, 2002 which have predetermined interest rates is approximately $60.02 million while the total amount of loans due after such date which have floating or adjustable interest rates is approximately $6.27 million.

One-to Four-Family Residential Real Estate Lending
--------------------------------------------------

         The Association's primary lending activity has been the origination and purchase of permanent loans secured by mortgages on owner-occupied one_ to four_family residences. The Association has recently increased its one to four family residential lending due to increased demand. At June 30, 2001, $64.4 million or 93.2%, of the Association's gross loan portfolio consisted of permanent loans on one-to four-family residences. Most of these loans were secured by properties located in the State of Illinois, with a substantial majority located in the Association's primary market area.

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

         The Association's current one_ to four_family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all the ARMs originated by Midland Federal are subject to adjustment at one-year intervals. The Association's ARM products generally carry interest rates which are reset to a stated margin over the one-year U.S. Treasury Rate. Adjustments in the interest rate of the Association's ARMs are generally limited to 2% at any adjustment date and 6% over the life of the loan. At June 30, 2001, the total balance of one- to four-family ARMs was $5.2 million, or 7.5% of the Association's gross loan portfolio.

         From time to time, the Association will make owner-occupied one- to four-family construction loans for a six-month interest only term, which the Association will convert to a permanent mortgage for a fee generally of one point. The Association requires the interest on such loans during the construction term to be paid or placed in escrow when the loan is funded.

         Also classified as one- to four-family residential loans are home equity lines of credit which were funded in the amount of $756,000 at June 30, 2001, and home equity loans, which were $1.5 million at June 30, 2001. Unfunded commitments on home equity lines of credit totaled $1.1 million at June 30, 2001. The Association's home equity lines of credit are five year interest-only balloon loans secured by second liens on the property, and are made in amounts of up to 75% of the appraised value of the property (including first lien amounts). The Association's home equity loans are three to 15 year fixed-rate loans secured by second liens on the property, and are made in amounts up to 80% of the appraised value of the property (including first lien amounts).

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

Multi-Family Residential Lending
--------------------------------

         The Association's multi-family residential portfolio includes $1.5 million in loans secured by residential buildings (5 or more units) located primarily in the Association's primary market area. The Association originates primarily adjustable-rate, multi-family real estate loans. Rates on the Association's adjustable-rate, multi-family real estate loans generally adjust in a manner consistent with the Association's ARMs.

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

Consumer Lending
----------------

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

         Student loans are originated by Midland Federal in compliance with the guidelines established by the Illinois Guaranteed Loan Program ("IGLP"). As a result, any loans that become delinquent 30-90 days are sold to IGLP. The Association's student loan volume may decline in the future as a result of new legislative proposals that the U.S. government provide direct loans for education. As of June 30, 2001, student loans amounted to $876,000 or 1.3% of the Association's gross loan portfolio.

         The Association also originates consumer loans secured by automobiles in its primary market area. Underwriting standards employed by the Association in connection with these loans include a review of the borrowers' creditworthiness, verification of collateral value and perfection of a lien against the collateral. The Association requires vehicle insurance on all loans secured by automobiles. At June 30, 2001, the Association had $469,000, or 0.68% of its gross loan portfolio in automobile loans.

         Lines of credit extended through the Association's Visa credit card program is generally limited to $10,000. The Association obtains an application from the borrower, a credit report on the borrower and verifies employment for credit card borrowers. At June 30, 2001, the Association had $124,000 or 0.18% of its gross loan portfolio in credit card loans.

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

Commercial Real Estate Lending
------------------------------

         Midland Federal maintains a portion of its portfolio in permanent loans secured by commercial real estate. The Association's commercial real estate portfolio consists of loans on a variety of non-residential property, including an automobile repair center and churches. At June 30, 2001, $491,000, or 0.71% of the Association's gross loan portfolio consisted of permanent loans secured by commercial real estate. In the future, the Association intends to continue to engage in a modest level of commercial real estate lending, subject to regulatory restrictions. Management intends that any future commercial real estate loans carry adjustable interest rates and a loan-to-value ratio of 70% or less. Nevertheless, in view of the significant amount of risk generally associated with commercial real estate lending, there can be no assurance that the Association will not experience delinquencies on its commercial real estate portfolio.

Mortgage-Backed Securities
--------------------------

         Midland Federal has a substantial portfolio of mortgage-backed securities totaling $17.3 million at June 30, 2001. Midland Federal utilizes its mortgage-backed securities to supplement loan production and to meet its asset/liability management objectives. Mortgage-backed securities can also serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and fair values of Midland Federal's mortgage-backed securities portfolio, see Note 4 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto. See "Regulation."

         The following table sets forth the contractual maturities of the Association's mortgage-backed securities at June 30, 2001. It should be noted that, due to prepayments, the actual maturity of the Association's long term mortgage-backed securities will likely be significantly shorter than the contractual maturities.


                                                                 Due in                   Balance Outstanding
                                                     ------------------------------     ---------------------
                                                     1 to 5     6  to 20    Over 20
                                                     Years      Years       Years       Fixed      Adjustable
                                                     -----      -----       -----       -----      ----------
                                                                         (In Thousands)
Federal Home Loan Mortgage Corporation.............. $ 9,104    $ 2,441     $ 2,543     $ 9,104     $ 4,984
Federal National Mortgage Association...............     ---      2,539         536         701       2,374
Government National Mortgage Association............     ---        135         ---         135         ---
Collateralized Mortgage Obligations.................      ---        12         ---          12         ---
                                                     --------   --------    --------    --------    -------
     Total.......................................... $ 9,104    $ 5,127     $ 3,079     $ 9,952     $ 7,358
                                                     =======    =======     =======     =======     =======


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

         While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is also affected by the interest rate environment. During the years ended June 30, 2001, 2000 and 1999, the Association sold loans to the Illinois Housing Development Authority and other lenders, under various programs.

         The following tables set forth the Association's loan origination and mortgage-backed securities purchases, sales and principal repayments for the periods indicated.



                                                   Year Ended June 30,
                                           ------------------------------------
                                             2001         2000          1999
                                           --------      --------      --------
                                                  (Dollars in Thousands)
Originations by type:
 Adjustable-Rate:
   Real estate - one- to four-family       $    612      $  2,864      $    784
   Construction                                 342           486            --
   Non-real estate - consumer                   580           502           630
                                           --------      --------      --------
          Total adjustable rate               1,534         3,852         1,414
                                           --------      --------      --------
 Fixed-Rate:
   Real estate - One- to four-family         24,179        10,357        22,503
   Non-residential                              240           243            --
   Non-real estate - consumer                 1,374         1,044           929
                                           --------      --------      --------
          Total fixed-rate                   25,793        11,644        23,432
                                           --------      --------      --------
          Total loans originated             27,327        15,496        24,846
                                           --------      --------      --------

Purchases:
 Fixed-Rate:
  Real estate - one-to-four-family              984            --            --
                                           --------      --------      --------
         Total loans purchased                  984            --            --
                                           --------      --------      --------
         Total additions                     28,311        15,496        24,846
                                           --------      --------      --------

Sales:
 Real estate loans sold                        (534)       (3,173)       (3,298)
 Principal repayments                       (12,190)       (8,261)      (11,549)
                                           --------      --------      --------

 Net increase                              $ 15,587      $  4,062      $  9,999
                                           ========      ========      ========

Mortgage-backed securities:
 Mortgage-backed securities purchased            --      $ 10,007      $  1,102
 Mortgage-backed securities sold                 --            --            --
 Amortization and repayments                 (4,544)       (4,035)       (6,065)
                                           --------      --------      --------

 Net increase (decrease)                   $ (4,544)     $  5,972      $ (4,963)
                                           ========      ========      ========


         The Association's total loan originations decreased from the prior year primarily as a result of higher interest rates which decreased demand for mortgage loans, including mortgage loan refinancing.

Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults
-------------------------------------------------------------------------
         When a borrower fails to make a required payment on a loan, the Association attempts to cause the deficiency to be cured by contacting the borrower. A notice is mailed to the borrower and late charges are assessed after a payment is 30 days past due. Five days after the late notice is mailed, the

Loan Service Counselor/Collector will contact the borrower by telephone. After a payment is 60 days past due, the Loan Service Counselor/Collector conducts a personal interview with the borrower after which if the loan continues to be delinquent, it is referred to the Loan Service Manager. After the 90th day of delinquency, the Association institutes action to foreclose on the property or to acquire it by deed in lieu of foreclosure. If foreclosed on, real property is sold at a public sale and may be purchased by the Association. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness and the current value of the property, the extent of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. Generally, when a loan becomes delinquent 90 days or more, the Association will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. Future interest income is recognized on a cash basis. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent, unless a repayment plan is being followed. The amounts presented represent the total remaining principal balances of the related loans, rather than actual payment amounts which are overdue and are reflected as a percentage of total loans. The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2001 and June 30, 2000. The balances included in the table do not reflect specific reserves.


                                                                          At June 30, 2001
                                                                        Loans Delinquent For:
                                  --------------------------------------------------------------------------------------------------
                                          30 - 59 days                       60 - 89 days                     90 days and over
                                  -----------------------------      -----------------------------   -------------------------------
                                  Number     Amount     Percent      Number      Amount    Percent   Number     Amount       Percent
                                                                          (Dollars in Thousands)
Real estate:
  One- to four-family............  13         $1,065      1.65%          1      $  30      0.05%       5        $ 218        0.34%
  Multi-family...................  --             --        --          --         --        --        1           61        0.40
Non-residential..................  --             --        --          --         --        --       --           --
Consumer.........................  --             --        --          --         --        --       27           62        3.30
Commercial business..............  --             --        --          --         --        --        2            3       43.79

     Total.......................  13         $1,065      1.54%          1      $  30      0.04%      35        $ 344        0.50%
                                  ===         ======                   ===      =====                ===        =====       =====
                                               At June 30, 2001
                                             Loans Delinquent For:
                                        --------------------------------
                                                      Total
                                        --------------------------------
                                        Number       Amount      Percent
                                        ------       ------      -------
Real estate:
  One- to four-family............    19        $1,313        2.04 %
  Multi-family...................     1            61        0.40
Non-residential..................    --            --          --
Consumer.........................    27            62        3.30
Commercial business..............     2             3       43.79

     Total.......................    49        $1,439        2.08%
                                     ==        ======




                                                                          At June 30, 2000
                                                                        Loans Delinquent For:
                                  --------------------------------------------------------------------------------------------------
                                          30 - 59 days                       60 - 89 days                     90 days and over
                                  -----------------------------      -----------------------------   -------------------------------
                                  Number     Amount     Percent      Number      Amount    Percent   Number     Amount       Percent
                                                                          (Dollars in Thousands)
Real estate:
  One- to four-family...........    10        $593        1.20%          2     $122       0.24%          4     $232         0.47%
  Multi-family..................    --          --          --          --       --         --           3      155         9.44
Non-residential.................    --          --          --           1       19       4.32          --       --           --
Consumer........................    --          --          --           1        6       0.33          13       54         3.01
Commercial business.............    --          --          --          --       --         --           7        4         9.76
                                   ---        ----                     ---     ----                    ---     ---
     Total......................    10        $593        1.10%          4     $147       0.27%         27     $445         0.83%
                                   ===        ====        ====         ===     ====       ====         ===     ====         ====

                                           At June 30, 2001
                                         Loans Delinquent For:
                                    --------------------------------
                                                  Total
                                    --------------------------------
                                    Number       Amount      Percent
                                    ------       ------      -------
Real estate:
  One- to four-family...........    16       $ 947        1.91%
  Multi-family..................     3         155        9.45
Non-residential.................     1          19        4.32
Consumer........................    14          60        3.34
Commercial business.............     7           4        9.76
                                   ---      ------
     Total......................    41      $1,185        2.20%
                                   ===      ======        ====

         The table below sets forth the amounts and categories of non-performing assets, shown net of specific reserves, in the Association's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, generally when the loan is delinquent 90 days or more. Foreclosed assets include assets acquired in settlement of loans.


                                                           At June 30,
                                                  ------------------------------
                                                   2001        2000        1999
                                                   ----        ----        ----
                                                      (Dollars in Thousands)
Non-Accruing Loans:
  One- to four-family                              $218        $232        $162
  Multi-family                                       --          38          38
  Consumer                                            8          13          --
   Commercial business                                4           1          24
                                                   ----        ----        ----
     Total                                          230         284         224
                                                   ----        ----        ----

Foreclosed Assets:
  One- to four-family                                --          --         276
                                                   ----        ----        ----
     Total                                           --          --         276
                                                   ----        ----        ----

Total non-performing assets                        $230        $284        $500
                                                   ====        ====        ====

Total as a percentage of total assets              0.16%       0.21%       0.38%
                                                   ====        ====        ====


         As of June 30, 2001, there were no concentrations of loans in any types of industry which exceeded 10% of the Association's total loans that are not included as a loan category in the preceding table.

         For the fiscal year ended June 30, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1,000, which interest income was not accrued into interest income for the fiscal year ended June 30, 2001.

         Non-Accruing Loans. As of June 30, 2001, non-accruing one-to-four family loans totaled $218,000 and consisted of five loans secured by properties located in the Association's primary market area.

         As of June 30, 2001, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2001, the Association had classified a total of $226,000 of its assets as substandard, none as doubtful, $114,000 as loss (which have been fully reserved), and none as special mention.

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

         The Company incurred $24,000 in loan charge-offs during fiscal 2001. During fiscal 2001, the Company increased its general allowance for loan losses to $246,000 at fiscal year end from $185,000 at the prior fiscal year end. At fiscal year end, the $246,000 general allowance for loan losses was determined by the Company to be consistent with its policy for the establishment and maintenance of adequate levels of general loan loss allowances. The $61,000 increase in the Company's general allowance for loan losses during fiscal 2001 was the result of $72,000 in recoveries from fully reserved loans which loss reserves were transferred from specific allowance to general and $14,000 in recoveries from loans previously charged off. These loan loss recoveries were offset by $25,000 in loans that were specifically reserved out of the general allowance for loan losses during the current fiscal year. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2001 the Association had a total allowance for losses on loans of $359,000 or 0.52% of total loans. See Note 5 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto.

         The following table sets forth an analysis of the Association's allowance for loan losses.

                                                       Year Ended June 30,
                                                  ----------------------------
                                                  2001        2000        1999
                                                  -----       -----      -----
                                                      (Dollars in Thousands)
Balance at beginning of period                    $ 369       $ 366      $ 394
                                                  -----       -----      -----

Charge-offs:
 One- to four-family                                 --          --         --
 Consumer                                            11          --          7
 Commercial business                                 13          --         23
                                                  -----       -----      -----
      Total charge-offs                              24          --         30
                                                  -----       -----      -----

Recoveries:
 One- to four-family                                 14          --         --
 Consumer                                            --           3          2
                                                  -----       -----      -----
     Total recoveries                                14           3          2
                                                  -----       -----      -----

Net charge-offs                                     (10)          3        (28)
                                                  -----       -----      -----
Balance at end of period                          $ 359       $ 369      $ 366
                                                  =====       =====      =====

Ratio of net charge-offs during the period to
 average loans outstanding during the period       0.04%       ---%        .06%

Ratio of net charge-offs during the period to
 average non-performing assets                     4.79%       ---%       2.68%

Allowance for loan losses to
 non-performing loans(1)                          106.92%     65.24%     79.66%

Allowance for loan losses to total loans           0.52%       0.69%      0.74%

 ----------------
(1) General valuation allowances to non-performing loans (net of specific allowances).

         The following table presents the portions of the allowance for loan losses applicable to each loan category.


                                                     June 30,
                       ----------------------------------------------------------------------
                                  2001                    2000                   1999
                       ---------------------   ---------------------    ---------------------
                                    Percent                 Percent                 Percent
                                    of Loans                of Loans                of Loans
                                    in Each                 in Each                 in Each
                                    Category                Category                Category
                                    to Total                to Total                to Total
                        Amount       Loans      Amount        Loans      Amount       Loans
                        ------       -----      ------        -----      ------       -----
                                                (Dollars in Thousands)

One- to four-family     $ 96         93.18%      $102         91.84%      $ 70         92.28%
Multi-family              64          2.18        126          3.04        166          3.43
Non-residential            1          0.71          1          0.82         --          0.45
Construction              --          1.20         --          0.90         --            --
Consumer                  55          2.72         67          3.32         35          3.72
Commercial business        2          0.01          3          0.08         --          0.12
Unallocated              141            --         70            --         95            --
                        ----        ------       ----        ------       ----        ------
     Total              $359        100.00%      $369        100.00%      $366        100.00%
                        ====        ======       ====        ======       ====        ======


Investment Activities
---------------------

         As a part of its asset/liability management strategy and as a response to a relatively high level of competition for loans and low level of loan demand in the Association's market area, the Association invests in various types of liquid assets, short and medium term government securities as well as smaller amounts of other assets. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

         At June 30, 2001, the Association's interest-bearing deposits in other financial institutions totaled $16.4 million, or 11.5% of its total assets, and investment securities totaled $31.3 million, or 22.0% of its total assets. As of such date, the Association also had a $783,000 investment in the common stock of the FHLB of Chicago in order to satisfy the requirement for membership in this institution. At June 30, 2001, the average term to maturity or repricing of the investment securities portfolio was approximately two years.

         The following table sets forth the composition of the Association's investment portfolio at the dates indicated.



                                                                    At June 30,
                                      -------------------------------------------------------------------
                                              2001                    2000                   1999
                                      ------------------      ------------------      -------------------
                                      Carrying     Fair       Carrying     Fair       Carrying     Fair
                                       Value       Value       Value       Value       Value       Value
                                      -------     -------     -------     -------     -------     -------
                                                                  (In Thousands)
Investment Securities:
 U.S. government securities           $ 8,477     $ 8,741     $18,469     $18,508     $20,971     $21,063
 U.S. agency securities                22,614      22,907       6,500       6,431       4,000       3,969
 FHLB - Chicago stock                     783         783         728         728         636         636
                                      -------     -------     -------     -------     -------     -------
   Total investment securities        $31,874     $32,431     $25,697     $25,667     $25,607     $25,668
                                      =======     =======     =======     =======     =======     =======

Interest-bearing deposits:

 FHLB daily investment                $ 2,424     $ 2,424     $17,625     $17,625     $19,723     $19,723
 Other daily investments               14,015      14,015      12,005      12,005      11,364      11,364
                                      -------     -------     -------     -------     -------     -------
  Total interest-bearing deposits     $16,439     $16,439     $29,630     $29,630     $31,087     $31,087
                                      =======     =======     =======     =======     =======     =======


         The composition and maturities of the investment securities portfolio, excluding FHLB of Chicago stock, are indicated in the following table.



                                                                          June 30, 2001
                                             -------------------------------------------------------------------

                                             1 Year       1 to 5      Over        Total Investment
                                             or Less       Years    10 Years         Securities
                                             -------       -----    --------         ----------
                                                                    (Dollars in Thousands)
                                                                                                        Weighted
                                                Book       Book        Book        Book       Fair       Average
                                               Value       Value      Value       Value       Value       Yield
                                               -----       -----      -----       -----       -----       -----
                                                                        (In Thousands)
U.S. government and agency securities         $ 7,498     $    --     $   979     $ 8,477     $ 8,741
U.S. Agency securities                          2,542      20,072          --      22,614      22,907


                                              $10,040     $20,072     $   979     $31,091     $31,648        5.85%


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

         Deposits. The Association attracts principally short_term and intermediate_term deposits from the Association's primary market area. The Association offers regular passbook accounts, NOW accounts, money market deposit accounts, fixed interest rate certificates of deposit with varying maturities, and negotiated rate $100,000 jumbo certificates of deposit ("Jumbo CDS").

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

         The following table sets forth the savings flows at the Association during the periods indicated.


                                                 Year Ended June 30,
                                     -----------------------------------------
                                        2001            2000            1999
                                     ---------       ---------       ---------
                                                (Dollars in Thousands)
Opening balance                      $ 126,871       $ 120,225       $ 107,762
Deposits                               423,623         438,125         388,101
Withdrawals                           (424,012)       (436,191)       (379,590)
                                     ---------       ---------       ---------
Balance before interest credited       126,482         122,159         116,273
Interest credited                        5,022           4,712           3,952
                                     ---------       ---------       ---------

Ending balance                       $ 131,504       $ 126,871       $ 120,225
                                     =========       =========       =========

Net increase                         $   4,633       $   6,646       $  12,463
                                     =========       =========       =========

Percent increase                          3.65%           5.53%          11.57%
                                     =========       =========       =========


         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.


                                                                     June 30,
                                   --------------------------------------------------------------------------
                                            2001                     2000                       1999
                                   ----------------------     ---------------------     ---------------------
                                                 Percent                   Percent                   Percent
                                    Amount       of Total     Amount       of Total     Amount       of Total
                                    ------       --------     ------       --------     ------       --------
                                                               (Dollars in Thousands)
Interest Rate Range:
-------------------
Passbook accounts                 $ 43,581         33.14%     $ 42,814       33.75%     $ 43,456          36.15%
NOW accounts                        11,107          8.45         9,829        7.75         8,755           7.28
Money market accounts                7,962          6.05         8,364        6.59         5,343           4.44
Non-interest bearing deposits       10,009          7.61         9,109        7.18         9,278           7.72
                                  --------        ------      --------      ------      --------         ------

  Total non-certificates            72,659         55.25        70,116       55.27        66,832          55.59
                                  ========        ======      ========      ======      ========         ======

Certificates:
-------------


Interest rate range:
--------------------
 3.01-4.00%                          8,316          6.32            --       --               --          --
 4.01-5.00%                         29,201         22.21        16,284       12.83        36,937          30.72
 5.01-6.00%                         16,649         12.66        36,309       28.62        16,456          13.69
 6.01-7.00%                          4,679          3.56         4,162        3.28            --          --

   Total certificates               58,845         44.75        56,755       44.73        53,393          44.41
                                  --------        ------      --------      ------      --------         ------

   Total deposits                 $131,504        100.00%     $126,871      100.00%     $120,225         100.00%
                                  ========        ======      ========      ======      ========         ======


         The following table shows rate and maturity information for the Association's time deposits as of June 30, 2001.

                                    3.01-      4.01-       5.01-        6.01-                   Percent
                                    4.00%      5.00%       6.00%        7.00%       Total       of Total
                                    -----      -----       -----        -----       -----       --------
                                                          (Dollars in Thousands)

Certificate Accounts Maturing
in Quarter Ending:
-----------------------------

September 30, 2001                 $ 2,457     $ 7,909     $ 6,934       3,491      20,791         35.33%
December 31, 2001                    5,830       8,901       2,973       1,088      18,792         31.94
March 31, 2002                          10       7,209       4,804         100      12,123         20.60
June 30, 2002                           19       4,696         163          --       4,878          8.29
September 30, 2002                      --           5         463          --         468          0.79
December 31, 2002                       --          59         258          --         317          0.54
March 31, 2003                          --          21         583          --         604          1.03
June 30, 2003                           --          32         326          --         358          0.61
September 30, 2003                      --         184         145          --         329          0.56
December 31, 2003                       --         185          --         185                      0.31
                                   -------     -------     -------     -------     -------        ------

     Total                         $ 8,316     $29,201     $16,649     $ 4,679     $58,845        100.00%
                                   =======     =======     =======     =======     =======        ======

     Percent of total                14.13%      49.63%      28.29%       7.95%     100.00%
                                   =======     =======     =======     =======     =======

         The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2001.


                                                                            Maturity
                                                    -------------------------------------------------------
                                                                 Over        Over       Over
                                                    3 Months    3 to 6      6 to 12      12
                                                    or Less     Months      Months     Months        Total
                                                    -------     ------      ------     ------        -----
                                                                      (Dollars in Thousands)

Certificates of deposit less than $100,000......... $ 18,269     $15,360     $14,683    $1,997      $50,309

Certificate of deposit of $100,000 or more......... $  2,522       3,432       2,318       264        8,536
                                                    --------    --------     -------    -------     --------

   Total certificates of deposit................... $ 20,791     $18,792     $17,001    $2,261      $58,845
                                                    ========     =======     =======    ======      =======

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

         Midland Federal has one service corporation, Midland Service Corporation, located in Bridgeview, Illinois, which was organized by the Association in 1976 to act as a holding company for the Association's other subsidiaries. At June 30, 2001, Midland Federal's equity investment in Midland Service Corporation was approximately $177,000. During fiscal 2001, Midland Service Corporation recorded a profit of $8,000.

Midland Service Corporation owns MS Insurance Agency, an insurance agency which provides insurance products to customers of Midland Federal and to members of the general public in Midland Federal's market area. Insurance products offered by this agency, include credit life, health, homeowners' and disability. MS Insurance Agency had a profit of $4,000 for the 2001 fiscal year, all of which is included in the Midland Service Corporation income amounts reported above.


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

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Midland Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last OTS examination commenced on January 2, 2001 using financial data as of September 30, 2000, and the last regular OTS and FDIC joint examination was on June 30, 1993. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves.

         All savings associations are subject to semi-annual assessments, based upon the savings associations total assets. The Association's paid assessment during the fiscal year ended June 30, 2001 was $39,000.

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

         The Association's permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2001, the Association's lending limit under this restriction was $1.3 million. The Association is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a capital compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as "well-capitalized" (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets (Tier 1 Risk-Based Capital) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than "adequately capitalized" (i.e., a core capital or core capital to risk-based capital ratios of less than a Tier 1 Risk-Based Capital ratio of 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

         At fiscal year end 2001, the premium schedule for BIF- and SAIF-insured institutions ranged from 0 to 27 basis points, and both BIF- and SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to about 2 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the years 2017 through 2019.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, any unrealized holding gains or losses, net of income taxes, on securities classified as available for sale in accordance with SFAS No. 115 are excluded from regulatory capital calculations. At June 30, 2001, the Association had retained mortgage servicing assets and an unrealized gain, net of tax, under SFAS No. 115 in the amount of $163,000.

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

         At June 30, 2001, the Association had tangible capital of $8.8 million, or 6.15% of adjusted total assets, which is approximately $6.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital or Tier 1 Capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill and a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions of FDICIA, discussed below, a savings association must maintain a core capital ratio of at least 4% to be considered "adequately capitalized" unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 2001, the Association had retained mortgage servicing assets which were subject to these tests.

         At June 30, 2001, the Association had core capital equal to $8.8 million, or 6.15% of adjusted total assets, which is $4.5 million above the minimum leverage ratio requirement of 3% in effect on that date. In addition, on such date the Association had Tier 1 Risked Capital equal to $8.8 million or a15.63% of Risk-Weighted Assets, which is $6.5 million above the requirement of 4% on effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 2001, Midland Federal had no capital instruments that qualify as supplementary capital and $246,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. There was $15,000 equity investments at June 30, 2001.

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

         On June 30, 2001, the Association had total capital of $9.0 million (including $8.8 million in core capital and $241,000 of qualifying general loss reserves) and risk-weighted assets of $56.3 million or total capital of 16.04% of risk-weighted assets. This amount was $4.5 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core ratio, a 4% Tier 1 risk based capital ratio, a Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 or Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be subject to one or more of additional specified actions and operating restrictions, which may cover all aspects of its operations and include a forced merger or acquisition of the association.

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

         Any savings association that is a subsidiary of a holding company and proposes to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on safety and soundness concerns. See "-- Regulatory Capital Requirements."

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

         Qualified Thrift Lender Test. All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the 1986 Internal Revenue Code, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2001 the Association met the test and has always met the test since its effectiveness.

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

         Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in 2001 and received a rating of "unsatisfactory." The Association is intensifying its efforts to improve its performance under the CRA.

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

Holding Company Regulation

         The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than Midland Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If Midland Federal fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "-Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Midland Capital Holdings Corporation stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 2001 the Association was in compliance with these reserve requirements.

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. The Association is a member of the FHLB of Chicago, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. While a member of the FHLB of Chicago at June 30, 2001, the Association had not entered into a credit arrangement with the FHLB of Chicago and, as such, could not obtain funds from the FHLB of Chicago.

         As a member, Midland Federal is required to purchase and maintain stock in the FHLB of Chicago. At June 30, 2001 Midland Federal had $783,000 in FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.87% and were 7.47% for calendar year 2000.

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

         For the year ended June 30, 2001, dividends paid by the FHLB of Chicago to Midland Federal totaled $54,000, which was an $8,000 increase over the amount of dividends received in fiscal year 2001. The $12,000 dividend received for the quarter ended June 30, 2001 reflects an annualized rate of 6.50%, or 0.97% below the rate for calender year 2000.

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

         To the extent earnings appropriated to a savings institutions bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2001, the Association's excess for tax purposes totaled approximately $1.1 million.

         The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

         The Company and its consolidated subsidiaries have never been audited by the IRS with respect to federal income tax returns. The statute of limitations has passed for tax years ending on or prior to June 30, 1998, for the Company and its consolidated subsidiaries.

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

         Impact of New Accounting Standards. The following does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the Financial Accounting Standards Board ("FASB") which are of particular interest to financial institutions.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.141) and Statement of Financial Accounting Standards N. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calender year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company does not believe these statements will have a material impact on its financial position or results of operations.

Employees
---------

         At June 30, 2001, the Association had a total of 42 full-time employees and 42 part-time employees. None of the Association's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Description of Property
--------------------------------

Offices
-------

         Midland Federal owns the building and land for its main office at 8929 South Harlem Avenue, Bridgeview, Illinois. This office has 18,000 square feet and a net book value of $929,000 at June 30, 2001. The Association also has a 99 year easement on land adjacent to its main office which expires in the year 2078. The Association owns the building and land for its two branch offices in Chicago at 4040 South Archer Avenue in Brighton Park and 2657 West 69th Street in Marquette Park which have 5,000 and 2,500 square feet and $46,000 and $21,000 net book values at June 30, 2001, respectively.

         The Association owns a parcel of vacant land located in Homer Glen, Illinois which has a net book value of $180,500 at June 30, 2001. The Association has also entered into a lease for retail space and additional vacant land adjacent to the same location in Homer Glen, Illinois. The Association established a full service branch banking facility at this location which opened for business during April 1999. The net book value of remodeling and leasehold improvement costs at this 32,846 square foot location amount to approximately $465,000 at June 30, 2001.

Computer Equipment
------------------

         The Association's recordkeeping activities are maintained on an on-line basis with an independent service bureau. The Association's accounting activities are maintained on an in-house computer. The net book value of the Association's computer equipment at June 30, 2001 was $267,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 2001.

                                     PART II
                                     -------


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         Pages 20 and 49 of the 2001 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         Pages 6 through 18 of the 2001 Annual Report to Stockholders is herein incorporated by reference.

Item 7.  Financial Statements
-----------------------------

         Pages 23 through 47 of the 2001 Annual Report to Stockholders are herein incorporated by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         -----------------------------------------------------------

         There have been no changes in or disagreements with the Association's accountants on accounting and financial disclosure matters.

                                    PART III
                                    --------


Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act
         ----------------------------------------------------------

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

                                     PART IV
                                     -------


Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
         ------------

                                                                                          Reference to
                                                                                          Prior Filing
Regulation                                                                                 or Exhibit
S-K Exhibit                                                                              Number Attached
  Number         Document                                                                    Hereto
  ------         -----------------------------------------------------------------------     ------
     2           Plan of acquisition, reorganization, arrangement, liquid, or succession       None
     3           Articles of Incorporation and Bylaws...................................       ***
     4           Instruments defining the rights of security holders
                 including indentures:
                  Common Stock Certificate..............................................       ***
     9           Voting trust agreement.................................................       None
    10           Material contracts:
                  Employee Stock Ownership Plan.........................................       ***
                  1993 Stock Option and Incentive Plan..................................        **
                  Employment Agreements.................................................       ***
                  Recognition and Retention Plan........................................       ***
                  401(k) Retirement/Savings Plan........................................       ***
    11           Statement re computation of per share earnings.........................      ****
    13           Annual Report to Security Holders......................................       13
    16           Letter on change in certifying accountant..............................      None
    18           Letter on change in accounting principles..............................      None
    21           Subsidiaries of Registrant.............................................       21
                 Published report regarding matters submitted to vote of security
    22           holders................................................................      None
    23           Consent of Experts and Counsel.........................................      None
    24           Power of Attorney......................................................      Not required
    99           Additional Exhibits                                                          None

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

         (b)  Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three-month period ended June 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MIDLAND CAPITAL HOLDINGS CORPORATION


Date:                             By:  /s/Paul M. Zogas
                                       ----------------
                                       Paul M. Zogas
                                       Chairman, President and Chief Executive
Officer                                (Duly Authorized Representative)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Paul M. Zogas                                               /s/Charles A. Zogas
--------------------------------------------                   ------------------------------------------
Paul M. Zogas, Chairman, President and Chief                   Charles A. Zogas, Director, Executive Vice
Executive Officer                                              President and Secretary
(Principal Financial and Accounting
 Officer)

Date: September 28, 2001                                       Date: September 28, 2001

/s/Jonas Vaznelis                                              /s/Richard Taylor
------------------------                                       -------------------------------------------
Jonas Vaznelis, Director                                       Richard Taylor, Director and Vice President

Date: September 28, 2001                                       Date: September 28, 2001


/s/Michael J. Kukanza                                          /s/Algerd Brazis
----------------------------                                   -----------------------
Michael J. Kukanza, Director                                   Algerd Brazis, Director

Date: September 28, 2001                                       Date: September 28, 2001


                                       36