Form 10QSB
period 2001-09-30
MIDLAND CAPITAL HOLDINGS CORP
filed 2001-11-14
CIK 1061234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-QSB

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

                     As of November 14, 2001, the Issuer had
             363,975 shares of Common Stock issued and outstanding.

                      MIDLAND CAPITAL HOLDINGS CORPORATION


Part  I.  FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                                ----
     Item 1.  Financial Statements
              Consolidated Statements of Financial Condition -
              September 30, 2001 (unaudited) and June 30, 2001................................................... 1

              Consolidated Statements of Earnings - Three Months
              Ended September 30, 2001 and 2000 (unaudited)...................................................... 2

              Consolidated Statements of Changes in Stockholders' Equity -
              Three Months Ended September 30, 2001 (unaudited).................................................. 3

              Consolidated Statements of Cash Flows - Three Months
              Ended September 30, 2001 and 2000 (unaudited)...................................................... 4

              Notes to Consolidated Financial Statements......................................................... 5-6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................................ 7-11


Part II.  OTHER INFORMATION......................................................................................12

     Index to Exhibits...........................................................................................13


                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                                ----------------


Part I - FINANCIAL INFORMATION

Consolidated Statements of Financial Condition


Assets                                                                September 30,               June 30
------                                                                     2001                     2001
                                                                      -------------            -------------
                                                                       (Unaudited)
Cash and amounts due from
  depository institutions                                             $   3,637,726               4,280,021
Interest-bearing deposits                                                15,303,895              16,438,650
                                                                      -------------             -----------
Total cash and cash equivalents                                          18,941,621              20,718,671
Investment securities, held to maturity (fair value:
  September 30, 2001 - $18,078,375;
  June 30, 2001 - $20,422,438)                                           17,612,533              20,111,916
Investment securities available for sale, at fair value                  13,872,975              11,225,912
Mortgage-backed securities, held to maturity (fair value:
  September 30, 2001 - $16,023,830;
  June 30, 2001 - $17,595,308)                                           15,685,646              17,310,326
Loans receivable (net of allowance for loan losses:
  September 30, 2001 - $359,745;
  June 30, 2001 - $359,445)                                              74,708,045              68,034,401
Loans receivable held for sale                                              492,774                 451,700
Stock in Federal Home Loan Bank of Chicago                                  782,700                 782,700
Office properties and equipment, net                                      2,298,409               2,366,325
Accrued interest receivable                                                 814,442                 905,134
Prepaid expenses and other assets                                           648,169                 588,553
                                                                      -------------             -----------
Total assets                                                          $ 145,857,314             142,495,638
                                                                      =============             ===========


Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
Deposits                                                              $ 134,249,786             131,503,665
Advance payments by borrowers for taxes and insurance                     1,245,171                 868,756
Other liabilities                                                           478,227                 461,344
                                                                      -------------             -----------
Total liabilities                                                       135,973,184             132,833,765
                                                                      =============             ===========

Stockholders' equity:
Preferred stock, $.01 par value:
  authorized 50,000 shares; none outstanding                                      -                       -
Common stock, $.01 par value: authorized 600,000
  shares; issued and outstanding 363,975 shares
  at September 30, 2001 and June 30, 2001                                     3,640                   3,640
Additional paid-in capital                                                3,276,855               3,276,855
Retained earnings - substantially restricted                              6,346,215               6,218,393
Accumulated other comprehensive income, net of income taxes                 257,420                 162,985
                                                                      -------------             -----------
Total stockholders' equity                                                9,884,130               9,661,873
                                                                      -------------             -----------
Total liabilities and stockholders' equity                            $ 145,857,314             142,495,638
                                                                      =============             ===========

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                                ----------------


Consolidated Statements of Earnings (Unaudited)
                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                      2001                    2000
                                                                                  ----------              ---------
Interest income:
  Interest on loan                                                               $ 1,287,641                1,014,379
  Interest on mortgage-backed securities                                             268,799                  347,899
  Interest on investment securities                                                  451,791                  370,004
  Interest on interest-bearing deposits                                              140,681                  509,780
  Dividends on FHLB stock                                                             12,084                   13,963
                                                                                 -----------                ---------
Total interest income                                                              2,160,996                2,256,025
                                                                                 -----------                ---------

Interest expense:
  Interest on deposits                                                             1,164,605                1,304,380
                                                                                 -----------                ---------
Total interest expense                                                             1,164,605                1,304,380
                                                                                 -----------                ---------

Net interest income                                                                  996,391                  951,645
                                                                                 -----------                ---------

Non-interest income:
  Loan fees and service charges                                                      117,957                   39,022
  Commission income                                                                   15,619                   24,613
  Profit on sale of loans                                                              9,384                      673
  Profit on sale of real estate owned                                                      0                      766
  Deposit related fees                                                               128,938                  123,718
  Other income                                                                        14,610                   18,579
                                                                                 -----------                ---------
Total non-interest income                                                            286,508                  207,371
                                                                                 -----------                ---------

Non-interest expense:
  Staffing costs                                                                     582,169                  512,826
  Advertising                                                                         13,487                   27,444
  Occupancy and equipment expenses                                                   179,232                  182,259
  Data processing                                                                     53,166                   43,950
  Federal deposit insurance premiums                                                   6,172                    6,722
  Other                                                                              199,856                  226,213
                                                                                 -----------                ---------
Total non-interest expense                                                         1,034,082                  999,414
                                                                                 -----------                ---------

Income before income taxes                                                           248,817                  159,602
Income tax provision                                                                  84,598                   54,004
                                                                                 -----------                ---------
Net income                                                                       $   164,219                  105,598
                                                                                 ===========                =========

Earnings per share (basic)                                                       $      0.45                     0.29
                                                                                 ===========                =========
Earnings per share (diluted)                                                     $      0.45                     0.29
                                                                                 ===========                =========
Dividends declared per common share                                              $      0.10                    0.075
                                                                                 ===========                =========



          See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES



Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                                                      Accumulated
                                                    Additional                           Other
                                    Common            Paid-In          Retained      Comprehensive
                                    Stock             Capital          Earnings          Income                     Total
                                    ------          ----------         ---------       ----------                 ---------
Balance at June 30, 2001            $3,640           3,276,855         6,218,393        162,985                    9,661,873
                                    ------           ---------         ---------        -------                    ---------
Comprehensive Income:

  Net Income                                                             164,219                                     164,219

  Other comprehensive income,
    net of tax:

  Unrealized holding gain
    during the period                                                                    94,435                       94,435
                                                                                        -------                    ---------
Total comprehensive income                                               164,219         94,435                      258,654

  Dividends declared on common
    stock ($0.10 per share)                                              (36,397)                                    (36,397)
                                    ------           ---------         ---------         -------                   ---------
Balance at September 30, 2001       $3,640           3,276,855         6,346,215         257,420                   9,884,130




          See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES




Consolidated Statements of Cash Flows (Unaudited)


                                                                                                    Three Months Ended
                                                                                                       September 30,
                                                                                              2001                       2000
                                                                                        ---------------             -------------
Cash flows from operating activities:
Net income                                                                              $      164,219                   105,598
Adjustments to reconcile net income to net cash from operating activities:
Depreciation                                                                                    78,528                    79,978
Amortization of premiums and discounts on securities                                            (8,240)                  (23,210)
  Amortization of cost of stock benefit plan                                                       ---                     8,108
  Profit on sale of real estate owned                                                              ---                      (766)
  Proceeds from sale of loans held for sale                                                    684,226                    50,000
  Origination of loans held for sale                                                          (725,300)                  (50,000)
  Profit on sale of loans                                                                       (9,384)                     (673)
  Decrease (increase) in accrued interest receivable                                            90,692                  (102,256)
  (Decrease) increase in accrued interest payable                                               (1,892)                      311
  Decrease in deferred income on loans                                                         (40,056)                  (14,466)
  (Increase) decrease in other assets                                                          (98,880)                   31,765
  Increase in other liabilities                                                                 18,775                     2,754
                                                                                        --------------              ------------
Net cash provided by operating activities                                                      152,683                    86,143
                                                                                        --------------              ------------
Cash flows from investing activities:
  Proceeds from repayments of mortgage-backed securities,  held to maturity                  1,632,229                 1,801,240
Purchase of investment securities, held to maturity                                                ---                (2,502,250)
Proceeds from maturities of investment securities,  held to maturity                         2,500,000                 2,500,000
  Purchase of investment securities, available for sale                                     (2,503,906)                      ---
  Loan disbursements                                                                       (10,974,475)               (3,316,366)
  Loan repayments                                                                            4,340,887                 1,945,035
  Property and equipment expenditures                                                          (10,607)                  (21,753)
                                                                                        --------------              ------------
Net cash provided (for) by investing activities                                             (5,015,872)                  405,906
                                                                                        --------------              ------------
Cash flows from financing activities:
  Deposit account receipts                                                                 107,089,347               107,170,155
  Deposit account withdrawals                                                             (105,451,033)             (104,632,704)
  Interest credited to deposit accounts                                                      1,107,807                 1,241,888
  Payment of dividends                                                                         (36,397)                  (27,298)
  Increase (decrease) in advance payments by borrowers for taxes and insurance                 376,415                  (398,252)
                                                                                        --------------              ------------
Net cash provided by financing activities                                                    3,086,139                 3,353,789
                                                                                        --------------              ------------
(Decrease) increase in cash and cash equivalents                                            (1,777,050)                3,845,838
Cash and cash equivalents at beginning of period                                            20,718,671                32,666,517
                                                                                        --------------              ------------
Cash and cash equivalents at end of period                                              $   18,941,621                36,512,355
                                                                                        ==============              ============
Cash paid during the period for:
  Interest                                                                              $    1,166,497                 1,304,069
  Income taxes                                                                                   5,654                    28,054
                                                                                        ==============              ============


          See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

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

Note D - Earnings Per Share
Earnings per share for the three month periods ended September 30, 2001 and 2000 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note F - Effect of New Accounting Pronouncements
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of SFAS No. 142. The Company does not believe that these statements will have a material impact on its financial position or results of operations.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES


GENERAL (continued)
The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2001, Midland Federal's capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 6.14% and a risk-based capital ratio of 15.25%.

FINANCIAL CONDITION
At September 30, 2001, total assets of the Company increased by $3.4 million to $145.9 million from $142.5 million at June 30, 2001. Loans receivable, including loans available for sale, increased $6.7 million to $75.2 million at September 30, 2001. The Company originated $11.7 million of primarily fixed rate loans during the quarter ended September 30, 2001 compared to loan originations of $3.4 million during the prior year quarter. The higher loan origination volume in the current quarter was due in part to an increase in mortgage refinancing activity as a result of the decline in interest rates that began in January 2001. Offsetting loan originations in the current quarter were loan repayments of $4.3 million as well as loan sales of $684,000. There were no new purchases of mortgage-backed securities during the quarter ended September 30, 2001 and as a result, the balance of mortgage-backed securities decreased by $1.6 million to $15.7 million at September 30, 2001 due to repayments and amortization.

Investment securities available for sale increased by $2.7 million to $13.9 million at September 30, 2001 from $11.2 million at June 30, 2001. The increase is primarily attributable to the purchase of $2.5 million of non-callable agency securities during the quarter ended September 30, 2001. Gross unrealized gains in the available for sale portfolio were $257,000 at September 30, 2001 compared to gross unrealized gains of $163,000 at June 30, 2001, reflecting the positive impact of lower interest rates. The balance of investment securities classified as held to maturity decreased by $2.5 million to $17.6 million at September 30, 2001 due to $2.5 million of U.S. Treasury Notes maturing during the quarter. The weighted average remaining term to maturity of the Company's total investment securities portfolio at September 30, 2001 was 1.9 years.

The Company reduced the balance of cash and cash equivalents by $1.8 million to $18.9 million at September 30, 2001 from $20.7 million at June 30, 2001. The $6.7 million increase in net loans receivable, discussed above, was funded in part by the $1.8 million decrease in cash and cash equivalents, the $1.6 million decrease in mortgage-backed securities and by a $2.7 million increase in deposits.

Non-performing assets consisted of $236,000 in non-accruing loans at September 30, 2001 compared to $230,000 at June 30, 2001. Non-accruing loans at September 30, 2001 consisted of $218,000 in single-family residential mortgage loans and $12,000 in non-mortgage loans. The allowance for loan losses increased to $360,000, or .48% of total loans, at September 30, 2001 from $359,000, or .52%
of total loans, at June 30, 2001. The increase in the allowance for loan losses for the quarter ended September 30, 2001 was the result of loan loss recoveries. The Company's general allowance for loan losses totaled $264,000 at September 30, 2001 compared to $246,000 at June 30, 2001. At September 30, 2001 the Company's ratio of general allowance for loan losses to net non-performing loans was 112.09% compared to 106.92% at June 30, 2001. The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

FINANCIAL CONDITION (continued)
Deposits for the quarter ended September 30, 2001 increased $2.7 million as deposit activity of $107.1 million and interest credited to deposits in the amount of $1.1 million exceeded withdrawal activity of $105.5 million. The net increase in savings deposits is attributed to a $2.5 million increase in passbook deposit accounts, a $465,000 increase in demand deposit accounts, a $441,000 increase in NOW accounts and a $146,000 increase in money market accounts offset by an $824,000 decrease in certificate of deposit accounts.

Stockholders' equity increased $222,000, or 2.3%, to $9.9 million at September 30, 2001 due to earnings in the amount of $164,000 and a $94,000 market adjustment from securities available for sale, net of income taxes, offset by dividends paid on common stock in the amount of $36,000.

RESULTS OF OPERATIONS
The Company had net income of $164,000 for the quarter ended September 30, 2001 compared to net income of $106,000 for the quarter ended September 30, 2000. The increase in net income in the current quarter is the result of an $80,000 increase in non-interest income and a $44,000 increase in net interest income offset by a $35,000 increase in non-interest expense and a $31,000 increase in income taxes. For a discussion on the increases in both non-interest income and non-interest expense, respectively, see "Non-Interest Income" and "Non-Interest Expense." The increase in net interest income was primarily the result of a $1.5 million increase in the average balance of net earning assets to $14.4 million in the quarter ended September 30, 2001 from $12.9 million in the prior year quarter. For the quarter ended September 30, 2001, interest rate spread and net interest margin also increased slightly to 2.79% and 2.91%, respectively, from 2.78% and 2.88% in the prior year quarter.

Interest Income
Interest income decreased $95,000, or 4.2%, for the quarter ended September 30, 2001 as compared to the same period last year. The decrease in interest income is primarily attributed to a decrease in the average yield earned on interest earning assets to 6.30% for the quarter ended September 30, 2001 from 6.83% in the prior year quarter. The decrease in the average yield earned on interest earning assets offset a $5.0 million increase in the average balance of interest earning assets to $137.2 million for the quarter ended September 30, 2001 compared to $132.2 million for the quarter ended September 30, 2000.

Interest on loans receivable increased $273,000, or 26.9%, for the quarter ended September 30, 2001 from the comparable quarter in 2000. The increase in interest income was primarily attributed to a $19.4 million increase in the average outstanding balance of net loans receivable to $73.3 million for the quarter ended September 30, 2001 from $53.9 million for the quarter ended September 30, 2000. The increase in the average outstanding balance of net loans receivable offset a decrease in the average yield earned on loans receivable to 7.03% for the quarter ended September 30, 2001 compared to 7.52% for the quarter ended September 30, 2000.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)
Interest on mortgage-backed securities decreased $79,000, or 22.7%, for the quarter ended September 30, 2001 from the comparable quarter in 2000. The decrease in interest income is attributed to a decrease in the average balance of mortgage-backed securities as well as a decrease in the average yield earned on mortgage-backed securities in the quarter ended September 30, 2001 as compared with the same period last year. For the quarter ended September 30, 2001, the average balance of mortgage-backed securities decreased $4.5 million to $16.2 million from $20.7 million in the prior year quarter. The average yield earned on mortgage-backed securities also decreased to 6.62% for the quarter ended September 30, 2001 from 6.72% for the quarter ended September 30, 2000. The decrease in the average yield earned on mortgage-backed securities was primarily the result of a decrease in the yield earned on the Company's balance of adjustable rate mortgage-backed securities, which re-priced at lower yields as market interest rates decreased between the two quarterly periods.

Interest earned on investment securities increased $82,000, or 22.1%, for the quarter ended September 30, 2001 from the quarter ended September 30, 2000. The increase in interest income is primarily attributed to an increase in the average outstanding balance of investment securities to $31.4 million for the quarter ended September 30, 2001 from $25.2 million in the prior year quarter. The increase in the average outstanding balance of investment securities offset a decrease in the average yield earned on investment securities to 5.75% for the quarter ended September 30, 2001 compared to 5.87% for the quarter ended September 30, 2000.

Interest earned on interest bearing deposits decreased $369,000, or 72.4%, for the quarter ended September 30, 2001 from the same quarter in 2000. The decrease in interest income is attributed to a decrease in the average yield earned on interest bearing deposits to 3.65% for the quarter ended September 30, 2001 from 6.46% for the quarter ended September 30, 2000 as well as a $16.2 million decrease in the average outstanding balance of interest bearing deposits to $15.4 million for the quarter ended September 30, 2001 from $31.6 million for the prior year quarter. The decrease in interest bearing deposits is due to funding of the Company's increased loan portfolio.

Interest Expense
Interest expense decreased $140,000, or 10.7%, for the quarter ended September 30, 2001 compared with the prior year quarter. The decrease in interest expense is attributable to a decrease in the average cost paid on interest costing deposits to 3.80% for the quarter ended September 30, 2001 from 4.37% for the quarter ended September 30, 2000. The decrease in the average cost paid on interest costing deposits was partially offset by a $3.4 million increase in the average outstanding balance of interest costing deposits to $122.7 million for the quarter ended September 30, 2001 from $119.3 million for the prior year quarter.

Provisions for losses on loans
The Company maintains an allowance for loan losses based upon management's periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Company incurred no loan charge-offs during the quarter ended September 30, 2001. The Company increased its general allowance for loan losses to $264,000 at September 30, 2001 from $246,000 at June 30, 2001. The $18,000 increase in the Company's general allowance for loan losses during the current quarter was the result of $18,000 in recoveries from fully reserved loans which loss reserves were transferred from specific allowance to general. At September 30, 2001, the $264,000 general allowance for loan losses was determined by the Company to be consistent with its policy for the establishment and maintenance ofadequate levels of general loan loss allowances.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Non-Interest Income
Non-Interest income increased $80,000 to $287,000 in the quarter ended September 30, 2001 from $207,000 in the quarter ended September 30, 2000. The primary factors for the increase in non-interest income in the current quarter was a $79,000 increase in loan fees and service charges, a $9,000 increase in profit on the sale of loans and a $5,000 increase in deposit related fees offset by a $9,000 decrease in commission income. The increase in loan fees and service charges in the current quarter is attributed to an increase in loan activity compared to the prior year quarter, as loan originations more than tripled to $11.7 million from $3.4 million, while loan sales amounted to $725,000 during the current quarter compared to $50,000 in the prior year quarter.

Non-Interest Expense
Non-interest expense increased $35,000 to $1.0 million in the quarter ended September 30, 2001 as compared to the prior year quarter. The increase in non-interest expense is primarily the result of a $69,000 increase in staffing costs and a $9,000 increase in data processing fees. The increase in staffing costs is primarily attributed to a $43,000 increase in loan origination commissions, due to an increase in lending volume, as well as a $19,000 increase in the cost of employee benefits. These increases in non-interest expense were offset by a $22,000 decrease in legal expense, a $14,000 decrease in advertising expense and a $3,000 decrease in office occupancy expense.

Income Taxes
Income taxes increased $31,000 to $85,000 in the quarter ended September 30, 2001 from $54,000 for the same period last year. The increased income tax provision was due primarily to the increase in operating income in the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds,
(ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. At September 30, 2001 the Company had commitments to originate $4.7 million in single-family loans and commitments to sell $493,000 in loans.

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

At September 30, 2001, the Association had tangible and core capital of $9.0 million, or 6.14% of adjusted total assets, which was approximately $6.8 million and $4.6 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At September 30, 2001, the Association had total capital of $9.2 million (including $9.0 million in core capital) and risk-weighted assets of $60.5 million, or total capital of 15.25% of risk-weighted assets. This amount was $4.4 million above the 8.0% requirement in effect on that date.

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

Item 2.  CHANGES IN SECURITIES
Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

Item 5.  OTHER INFORMATION
Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:
         See Exhibit Index.
(b)      No reports on Form 8-K were filed the quarter ended September 30, 2001.

                                INDEX TO EXHIBITS

Exhibit
Number                     Description
-------                    -----------

11                         Computation of Per Share Earnings

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       MIDLAND CAPITAL HOLDINGS CORPORATION
                                       -----------------------------------------
                                       Registrant



DATE:  November 14, 2001               BY: /s/ Paul Zogas
                                           -------------------------------------
                                           Paul Zogas
                                           President and Chief Executive Officer
                                           and Chief Financial Officer



DATE:  November 14, 2001               BY: /s/ Charles Zogas
                                           -------------------------------------
                                           Charles Zogas
                                           Executive Vice President and
                                           Chief Operating Officer