Form 10QSB
period 2001-12-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2002-02-14
CIK 1061234

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ____________________________

                                  FORM 10-QSB


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                    As of February 14, 2002, the Issuer had
             363,975 shares of Common Stock issued and outstanding.

                      MIDLAND CAPITAL HOLDINGS CORPORATION


Part I. FINANCIAL INFORMATION                                               PAGE

    Item 1.  Financial Statements
             Consolidated Statements of Financial Condition -
             December 31, 2001 (unaudited) and June 30, 2001................ 1

             Consolidated Statements of Earnings -
             Three months ended December 31, 2001 and 2000 and
             Six months ended December 31, 2001 and 2000 (unaudited)........ 2

             Consolidated Statements of Changes in Stockholders' Equity -
             Six months ended December 31, 2001 (unaudited)................. 3

             Consolidated Statements of Cash Flows - Six months
             ended December 31, 2001 and 2000 (unaudited)................... 4

             Notes to Consolidated Financial Statements.....................5-6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................7-13


Part II. OTHER INFORMATION.................................................. 14

     Index to Exhibits...................................................... 15

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Part I _ FINANCIAL INFORMATION


Consolidated Statements of Financial Condition


                                                                     December 31,          June 30,
                                                                        2001                 2001
                                                                    ------------         ------------
                                                                     (Unaudited)
Assets
Cash and amounts due from depository institutions                   $  3,337,331            4,280,021
Interest-bearing deposits                                             16,446,303           16,438,650
                                                                    ------------         ------------
Total cash and cash equivalents                                       19,783,634           20,718,671
Investment securities, held to maturity (fair value:
  December 31, 2001 - $15,493,613;
  June 30, 2001 - $20,422,438)                                        15,112,791           20,111,916
Investment securities available for sale, at fair value               16,266,937           11,225,912
Mortgage-backed securities, held to maturity (fair value:
  December 31, 2001 - $14,152,789;
  June 30, 2001 - $17,595,308)                                        13,909,793           17,310,326
Loans receivable (net of allowance for loan losses:
  December 31, 2001 - $334,447;
  June 30, 2001 - $359,445)                                           76,673,786           68,034,401
Loans receivable held for sale                                           270,650              451,700
Stock in Federal Home Loan Bank of Chicago                               794,700              782,700
Office properties and equipment, net                                   2,929,406            2,366,325
Accrued interest receivable                                              891,058              905,134
Prepaid expenses and other assets                                        600,898              588,553
                                                                    ------------         ------------
Total assets                                                        $147,233,653          142,495,638
                                                                    ============          ===========


Liabilities and Stockholders' Equity

Liabilities:
Deposits                                                            $135,826,071          131,503,665
Advance payments by borrowers for taxes and insurance                    899,255              868,756
Other liabilities                                                        528,113              461,344
                                                                    ------------         ------------
Total liabilities                                                    137,253,439          132,833,765
                                                                    ------------         ------------
Stockholders' equity:
Preferred stock, $.01 par value:
  authorized 50,000 shares; none outstanding                                  --                   --
Common stock, $.01 par value: authorized 600,000
  shares; issued and outstanding 363,975 shares
  at December 31, 2001 and June 30, 2001                                   3,640                3,640
Additional paid-in capital                                             3,276,855            3,276,855
Retained earnings - substantially restricted                           6,508,716            6,218,393
Accumulated other comprehensive income, net of income taxes              191,003              162,985
Total stockholders' equity                                             9,980,214            9,661,873
                                                                    ------------         ------------
Total liabilities and stockholders' equity                          $147,233,653          142,495,638
                                                                    ============          ===========




          See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES


Consolidated Statements of Earnings


                                                  Three Months Ended              Six Months Ended
                                                     December 31,                    December 31,
                                                 2001            2000            2001            2000
                                              ----------       ---------       ---------       ---------
                                                      (Unaudited)                     (Unaudited)
Interest income:
  Interest on loans                           $1,322,298       1,059,491       2,609,939       2,073,871
  Interest on mortgage-backed securities         238,220         332,123         507,020         680,022
  Interest on investment securities              439,348         377,095         891,138         747,099
  Interest on interest-bearing deposits           80,516         518,880         221,198       1,028,659
  Dividends on FHLB stock                         11,518          14,929          23,601          28,892
                                               ---------       ---------       ---------       ---------
Total interest income                          2,091,900       2,302,518       4,252,896       4,558,543
                                               ---------       ---------       ---------       ---------

Interest expense:
  Interest on deposits                         1,024,856       1,368,345       2,189,461       2,672,725
                                               ---------       ---------       ---------       ---------
Total interest expense                         1,024,856       1,368,345       2,189,461       2,672,725
                                               ---------       ---------       ---------       ---------

Net interest income                            1,067,044         934,173       2,063,435       1,885,818
                                               ---------       ---------       ---------       ---------

Non-interest income:
  Loan fees and service charges                  106,965          38,246         224,923          77,268
  Commission income                               22,694          14,043          38,313          38,656
  Profit on sale of loans                         16,643           2,276          26,027           2,949
  Profit on sale of REO                               --             144              --             910
  Deposit related fees                           128,025         122,829         256,963         246,548
  Other income                                    15,073          18,208          29,682          36,786
                                               ---------       ---------       ---------       ---------
Total non-interest income                        289,400         195,746         575,908         403,117
                                               ---------       ---------       ---------       ---------

Non-interest expense:
  Staffing costs                                 592,432         507,318       1,174,601       1,020,144
  Advertising                                     17,871          28,873          31,358          56,317
  Occupancy and equipment expenses               174,917         178,791         354,149         361,050
  Data processing                                 49,789          45,821         102,955          89,771
  Federal deposit insurance premiums               6,024           6,349          12,196          13,071
  Other                                          203,020         210,825         402,876         437,038
                                               ---------       ---------       ---------       ---------
Total non-interest expense                     1,044,053         977,977       2,078,135       1,977,391
                                               ---------       ---------       ---------       ---------

Income before income taxes                       312,391         151,942         561,208         311,544
Income tax provision                             106,213          51,660         190,811         105,664
                                               ---------       ---------       ---------       ---------
Net income                                    $  206,178         100,282         370,397         205,880
                                              ==========       =========       =========       =========

Earnings per share (basic)                    $      .57             .28            1.02             .57
                                              ==========       =========       =========       =========
Earnings per share (diluted)                  $      .56             .27            1.01             .56
                                              ==========       =========       =========       =========
Dividends declared per common share           $      .12            .075             .22             .15
                                              ==========       =========       =========       =========



          See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES


Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                                     Accumulated
                                          Additional                    Other
                                 Common     Paid-In     Retained    Comprehensive
                                  Stock     Capital     Earnings        Income      Total
                                  -----     -------     --------        ------      -----
Balance at June 30, 2001         $3,640    3,276,855    6,218,393      162,985    9,661,873
                                 ------    ---------    ---------      -------    ---------

Comprehensive Income:

  Net Income                                              370,397                   370,397

  Other comprehensive
    income, net of tax:

  Unrealized holding gain
    during the period                                                   28,018       28,018
                                                        ---------      -------    ---------
Total comprehensive income                                370,397       28,018      398,415

Dividends declared on common
    stock ($0.22 per share)                               (80,074)                  (80,074)
                                 ------    ---------    ---------      -------    ---------
Balance at December 31, 2001     $3,640    3,276,855    6,508,716      191,003    9,980,214
                                 ======    =========    =========      =======    =========

          See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES


Consolidated Statements of Cash Flows (Unaudited)                     Six Months Ended
                                                                         December 31,
                                                                   2001                2000
                                                               -------------       -------------
Cash flows from operating activities:
Net income                                                      $    370,397             205,880
Adjustments to reconcile net income to net cash from
 operating activities:
  Depreciation                                                       156,907             157,459
  Amortization of premiums and discounts on securities               (15,437)            (45,431)
  Amortization of cost of stock benefit plan                              --              12,613
  Federal Home Loan Bank stock dividend                              (12,000)            (13,900)
  Profit on sale of real estate owned                                     --                (910)
  Proceeds from sale of loans held for sale                        1,861,850             215,300
  Origination of loans held for sale                              (1,680,800)           (423,550)
  Profit on sale of loans                                            (16,643)             (2,949)
  Decrease (increase) in accrued interest receivable                  14,076             (62,187)
  (Decrease) increase in accrued interest payable                     (6,374)              5,416
  Decrease in deferred income on loans                               (67,503)            (22,085)
  (Increase) decrease in other assets                                (10,135)             69,011
  Increase in other liabilities                                       73,143              25,727
                                                                ------------        ------------
Net cash provided by operating activities                            667,481             120,394
                                                                ------------        ------------

Cash flows from investing activities:
  Proceeds from repayments of mortgage backed securities,
    held to maturity                                               3,415,052           2,730,786
  Purchase of investment securities, held to maturity                     --          (5,003,975)
  Proceeds from maturities of investment securities,
    held to maturity                                               5,000,000           5,000,000
  Purchase of investment securities, available for sale           (4,998,531)                 --
  Loan disbursements                                             (19,875,580)         (6,663,249)
  Loan repayments                                                 11,303,698           3,682,854
  Purchase of loans receivable                                            --          (1,007,054)
  Property and equipment expenditures                               (719,988)            (51,494)
                                                                ------------        ------------
Net cash provided for investing activities                        (5,875,349)         (1,312,132)
                                                                ------------        ------------

Cash flows from financing activities:
  Deposit receipts                                               208,019,503         205,767,107
  Deposit withdrawals                                           (205,783,083)       (204,678,413)
  Interest credited to deposit accounts                            2,085,986           2,531,179
  Payment of dividends                                               (80,074)            (54,596)
  Increase in advance payments by borrowers
    for taxes and insurance                                           30,499              15,264
                                                                ------------        ------------
Net cash provided by financing activities                          4,272,831           3,580,541
                                                                ------------        ------------

(Decrease) increase in cash and cash equivalents                    (935,037)          2,388,803
Cash and cash equivalents at beginning of period                  20,718,671          32,666,517
                                                                ------------        ------------
Cash and cash equivalents at end of period                     $  19,783,634          35,055,320
                                                               =============        ============

Cash paid during period for interest                           $   2,195,835           2,667,309
Cash paid during period for income taxes                              78,000             103,054



          See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire year.

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

Note D - Earnings Per Share
Earnings per share for the three month and six month periods ended December 31, 2001 and 2000 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires accounting recognition and measurement of a liability for an asset retirement obligation and associated asset retirement cost. SFAS No. 143 also includes new required disclosures for asset retirement obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with the initial application as of the beginning of the entity's fiscal year. The Company does not believe that this statement will have a material impact on its financial position or results of operations.

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

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

General (continued)

The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2001, Midland Federal's capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 6.11% and a risk-based capital ratio of 14.19%.

FINANCIAL CONDITION

At December 31, 2001, total assets of the Company increased by $4.7 million to $147.2 million from $142.5 million at June 30, 2001. Loans receivable, including loans held for sale, increased $8.4 million to $76.9 million at December 31, 2001. The Company originated $21.6 million of primarily fixed rate loans during the six months ended December 31, 2001 compared to loan originations of $7.1 million during the comparable prior year period. The higher loan origination volume in the current six month period was due in part to an increase in mortgage refinancing activity as a result of the decline in interest rates that began in January 2001. Offsetting loan originations in the current six month period were loan repayments of $11.3 million as well as loan sales of $1.9 million. There were no new purchases of mortgage-backed securities during the six months ended December 31, 2001 and as a result, the balance of mortgage-backed securities decreased by $3.4 million to $13.9 million at December 31, 2001 due to repayments and amortization. The $8.4 million increase in net loans receivable, discussed above, was funded in part by the $3.4 million decrease in mortgage-backed securities and by a $4.3 million increase in deposits.

Investment securities available for sale increased by $5.1 million to $16.3 million at December 31, 2001 from $11.2 million at June 30, 2001. The increase is primarily attributable to the purchase of $5.0 million of non-callable agency securities during the six months ended December 31, 2001. Gross unrealized gains in the available for sale portfolio were $191,000 at December 31, 2001 compared to gross unrealized gains of $163,000 at June 30, 2001, reflecting the positive impact of lower interest rates. The balance of investment securities classified as held to maturity decreased by $5.0 million to $15.1 million at December 31, 2001 due to $5.0 million of U.S. Treasury Notes maturing during the six month period. The weighted average remaining term to maturity of the Company's total investment securities portfolio at December 31, 2001 was 1.75 years.

The Company reduced the balance of cash and cash equivalents by $935,000 to $19.8 million at December 31, 2001 from $20.7 million at June 30, 2001. During the six months ended December 31, 2001 the Company invested $720,000 in office properties and equipment primarily related to the construction of a drive-up banking facility at an existing branch office located in Chicago and the renovation and remodeling of that branch office.

Non-performing assets consisted of $296,000 in non-accruing loans at December 31, 2001 compared to $230,000 at June 30, 2001. Non-accruing loans at December 31, 2001 consisted of $267,000 in single-family residential mortgage, $16,000 in one non-residential mortgage loan and $13,000 in non-mortgage loans. The allowance for loan losses decreased to $334,000, or .43% of total loans, at December 31, 2001 from $359,000, or .52% of total loans, at June 30, 2001. The decrease in the allowance for loan losses for the six months ended December 31, 2001 was the result of charge offs in the amount of $25,000 consisting of one commercial overdraft account and two credit card accounts. The Company's general allowance for loan losses totaled $289,000 at December 31, 2001 compared to $246,000 at June 30, 2001. At December 31, 2001 the Company's ratio of general allowance for loan losses to net non-performing loans was 97.42% compared to 106.92% at June 30, 2001.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

At December 31, 2001 total deposits increased $4.3 million, or 3.3%, to $135.8 million from $131.5 million at June 30, 2001, as deposit activity of $208.0 million and interest credited to deposits in the amount of $2.1 million exceeded withdrawal activity of $205.8 million. The net increase in savings deposits is attributed to a $4.4 million increase in passbook deposit accounts and a $1.3 million increase in NOW accounts offset by a $1.0 million decrease in certificate of deposit accounts, a $374,000 decrease in demand deposit accounts and a $35,000 decrease in money market accounts.

Stockholders' equity increased $318,000, or 3.3%, to $10.0 million at December 31, 2001 due to earnings in the amount of $370,000 and a $28,000 market adjustment from securities available for sale, net of income taxes, offset by dividends paid on common stock in the amount of $80,000.

RESULTS OF OPERATIONS

The Company had net income of $206,000 for the quarter ended December 31, 2001 compared to net income of $100,000 for the quarter ended December 31, 2000. The increase in net income in the current quarter is the result of a $133,000 increase in net interest income and a $93,000 increase in non-interest income offset by a $66,000 increase in non-interest expense and a $54,000 increase in income taxes.

For the six months ended December 31, 2001 the Company had net income of $370,000 compared to net income of $206,000 for the six months ended December 31, 2000. The increase in net income in the current six month period is the result of a $177,000 increase in net interest income and a $173,000 increase in non-interest income offset by a $101,000 increase in non-interest expense and an $85,000 increase in income taxes. For a discussion on the increases in non-interest income and non-interest expense that occurred in both the three and six month periods ended December 31, 2001, see "Non-Interest Income" and "Non-Interest Expense."

The increase in net-interest income in both the three and six month periods ended December 31, 2001 was primarily the result of increases in net interest margin and interest rate spread that occurred in both periods. Net interest margin and interest rate spread increased to 3.11% and 3.02%, respectively for the three months ended December 31, 2001 from 2.80% and 2.69%, respectively, for the three months ended December 31, 2000. For the six months ended December 31, 2001 net interest margin and interest rate spread increased to 3.01% and 2.91%, respectively, compared to 2.84% and 2.73%, respectively, in the prior year six month period. The increases in both net interest margin and interest rate spread were primarily attributed to declines in the average cost of deposits during both periods which more than offset declines in the average yield earned on interest earning assets as interest costing deposits re-priced more quickly than interest earning assets during a period of declining market interest rates. The increases in net interest income that occurred in both the three and six month periods ended December 31, 2001 were also the result of increases in the average balance of net interest earning assets that occurred in both periods. For the three months ended December 31, 2001 the average balance of net interest earning assets increased by $205,000 to $12.9 million from $12.7 million during the same period last year, and for the six months ended December 31, 2001, the average balance of net interest earning assets increased by $888,000 to $13.7 million from $12.8 million in the prior year period.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Interest Income
Interest income decreased $211,000, or 9.1%, for the quarter ended December 31, 2001 from the comparable year earlier period. The decrease in interest income was the result of a decrease in the average yield earned on interest earning assets to 6.09% for the quarter ended December 31, 2001 compared to 6.90% in the year earlier period. The decline in the average yield earned on interest earning assets offset a $3.9 million increase in the average outstanding balance of interest earning assets to $137.4 million for the quarter ended December 31, 2001 from $133.5 million for the quarter ended December 31, 2000.

For the six months ended December 31, 2001, interest income decreased $306,000, or 6.7%, from the 2000 period. The decrease in interest income for the current six month period was the result of a decrease in the average yield earned on interest earning assets to 6.20% compared to 6.86% for the year earlier period. The decrease in the average yield earned on interest earning assets offset a $4.5 million increase in the average outstanding balance of interest earning assets to $137.3 million for the six months ended December 31, 2001 from $132.8 million for the quarter ended December 31, 2000.

Interest on loans receivable increased $263,000, or 24.8%, in the quarter ended December 31, 2001, compared with the prior year quarter, as a result of a $19.6 million increase in the average outstanding balance of net loans receivable to $76.2 million from $56.6 million in the 2000 quarter. The increase in the average outstanding balance of net loans receivable offset a decrease in the average yield earned on net loans receivable to 6.94% for the quarter ended December 31, 2001 from 7.48% for the prior year quarter. The decrease in the average yield earned on net loans receivable was primarily the result of prepayments of higher yielding loans combined with increased loan origination activity at lower mortgage interest rates.

Interest on mortgage-backed securities decreased $94,000, or 28.3%, for the quarter ended December 31, 2001 from the comparable quarter in 2000. The decrease in interest income is attributed to a decrease in the average balance of mortgage-backed securities due to repayments as well as a decrease in the average yield earned on mortgage-backed securities. For the quarter ended December 31, 2001, the average balance of mortgage-backed securities decreased $4.8 million to $14.7 million from $19.5 million in the prior year quarter. The average yield earned on mortgage-backed securities also decreased to 6.48% for the quarter ended December 31, 2001 from 6.81% for the quarter ended December 31, 2000. The decrease in the average yield earned on mortgage-backed securities was primarily the result of a decrease in the yield earned on the Company's balance of adjustable rate mortgage-backed securities, which re-priced at lower yields as market interest rates decreased between the two quarterly periods.

Interest earned on investment securities increased $62,000, or 16.5%, for the quarter ended December 31, 2001 from the prior year period due to a $6.2 million increase in the average outstanding balance of investment securities to $31.4 million from $25.2 million in the 2000 quarter. The increase in the average outstanding balance of investment securities offset a decrease in the average yield earned on investment securities to 5.59% for the quarter ended December 31, 2001 from 6.00% in the year earlier period.

Interest earned on interest bearing deposits decreased $438,000, or 84.5%, for the quarter ended December 31, 2001 from the same quarter in 2000. The decrease in interest income is attributed to a decrease in the average yield earned on interest bearing deposits as well as a decrease in the average balance of interest bearing deposits. For the quarter ended December 31, 2001, the average yield earned on interest bearing deposits decreased to 2.31% from 6.60% for the quarter ended December 31, 2000. The average balance of interest bearing deposits also decreased by $17.2 million to $14.3 million for the quarter ended December 31, 2001 from $31.5 million in the prior year quarter primarily due to funding of the Company's increased loan portfolio.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Interest Income (continued)
For the six months ended December 31, 2001 interest on loans receivable increased $536,000 from the comparable prior year period. The increase in interest income was primarily due to a $19.5 million increase in the average outstanding balance of loans receivable to $74.8 million for the six months ended December 31, 2001 from $55.3 million for the comparable prior year period. The increase in the average outstanding balance of net loans receivable offset a decrease in the average yield earned on net loans receivable to 6.98% for the six months ended December 31, 2001 from 7.50% for the prior year period. The growth in the Company's loan portfolio is attributed to direct marketing of the Company's loan products.

For the six months ended December 31, 2001 interest earned on mortgage backed securities decreased $173,000 to $507,000. The decrease in interest income is attributed to a decrease in the average outstanding balance of mortgage-backed securities as well as a decrease in the average yield earned on mortgage-backed securities. The average outstanding balance of mortgage-backed securities decreased by $4.6 million to $15.5 million for the six months ended December 31, 2001 from $20.1 million in the 2000 period. The average yield earned on mortgage-backed securities also decreased to 6.55% for the six months ended December 31, 2001 from 6.77% for the comparable prior year period.

For the six months ended December 31, 2001 interest earned on investment securities increased $144,000 to $891,000 from $747,000 for the six months ended December 31, 2000. The primary factor for the increase in interest income was a $6.2 million increase in the average outstanding balance of investment securities to $31.4 million for the six months ended December 31, 2001 from $25.2 million in the 2000 period. The increase in the average outstanding balance of investment securities offset a decrease the average yield earned on investment securities to 5.67% for the six months ended December 31, 2001 from 5.93% in the comparable prior year period. The increase in the average balance of investment securities was funded by a decrease in interest bearing deposits.

For the six months ended December 31, 2001 interest earned on interest bearing deposits decreased $807,000 from the year earlier period. The decrease in interest income is attributed to a decrease in the average outstanding balance of interest bearing deposits as well as a decrease in the average yield earned on interest bearing deposits. The average outstanding balance of interest bearing deposits declined by $16.6 million to $14.9 million for the six months ended December 31, 2001 from $31.5 million in the 2000 period. The average yield earned on interest bearing deposits also decreased to 2.98% for the six months ended December 31, 2001 from 6.53% for comparable prior year period.

Interest Expense
Interest expense decreased $343,000, or 25.1%, for the quarter ended December 31, 2001 compared with the prior year quarter. The decrease in interest expense is attributable to a decrease in the average yield paid on interest costing deposits to 3.29% for the quarter ended December 31, 2001 from 4.53% for the quarter ended December 31, 2000. The decrease in the average yield paid on interest costing deposits offset a $3.7 million increase in the average outstanding balance of interest costing deposits to $124.5 million for the quarter ended December 31, 2001 from $120.8 million for the prior year quarter.

For the six months ended December 31, 2001 interest expense decreased $483,000 to $2.2 million from $2.7 million for the prior year period. The decrease in interest expense was the result of a decrease in the average yield paid on interest costing deposits to 3.55% for current year period from 4.45% in the prior year period. The decrease in the average yield paid on interest costing deposits offset a $3.6 million increase in the average outstanding balance of interest costing deposits to $123.6 million for the current period from $120.0 million for the year earlier period.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management's periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Company incurred $25,000 in loan charge-offs during the six months ended December 31, 2001. The Company increased its general allowance for loan losses to $289,000 at December 31, 2001 from $246,000 at June 30, 2001. The $43,000 increase in the Company's general allowance for loan losses during the current six month period was the result of $43,000 in recoveries from fully reserved loans which loss reserves were transferred from specific allowance to general. At December 31, 2001, the $289,000 general allowance for loan losses was determined by the Company to be consistent with its policy for the establishment and maintenance of adequate levels of general loan loss allowances.

Non-Interest Income
Non-interest income increased $93,000 to $289,000 in the quarter ended December 31, 2001 from $196,000 in the quarter ended December 31, 2000. The primary factors for the increase in non-interest income in the current quarter were a $69,000 increase in loan fees and service charges, a $14,000 increase in profit on the sale of loans, a $9,000 increase in commission income and a $5,000 increase in deposit related fees.

For the six months ended December 31, 2001 non-interest income increased $173,000 to $576,000 from $403,000 in the prior year period. The increase in non-interest income in the current six month period compared with the prior year period is primarily attributed to a $148,000 increase in loan fees and service charges, a $23,000 increase in profit on the sale of loans and a $10,000 increase in deposit related fees. The increase in loan fees and service charges in both the three and six month periods ended December 31, 2001 is attributed to an increase in loan origination activity compared to the prior year periods.

Non-Interest Expense
Non-interest expense increased $66,000 to $1.0 million in the quarter ended December 31, 2001 compared to $978,000 in the prior year quarter. The increase in non-interest expense is primarily the result of an $85,000 increase in staffing costs, a $6,000 increase in professional fees and a $4,000 increase in data processing fees. These increases in non-interest expense were offset by a $15,000 decrease in computer software and support expense, an $11,000 decrease in advertising expense and a $4,000 decrease in office occupancy and equipment expense. The increase in staffing costs in the quarter ended December 31, 2001 is primarily attributed to a $35,000 increase in loan origination commissions, due to an increase in lending volume, a $20,000 increase in employee benefit costs and a $10,000 increase in bonus compensation expense.

For the six months ended December 31, 2001 non-interest expense increased $101,000 to $2.1 million from $2.0 million in the prior year period. The primary factors for the increase in non-interest expense in the current six month period were a $154,000 increase in staffing costs and a $13,000 increase in data processing fees. These increases in non-interest expense were offset by a $25,000 decrease in advertising expense, a $15,000 decrease in computer software and support expense, a $14,000 decrease in professional fees and a $7,000 decrease in office occupancy and equipment expense. The increase in staffing costs in the six months ended December 31, 2001 is primarily attributed to a $77,000 increase in loan origination commissions, due to an increase in lending volume, a $39,000 increase in employee benefit costs and an $18,000 increase in bonus compensation expense.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Income Taxes

Income taxes increased $54,000 to $106,000 in the quarter ended December 31, 2001 from $52,000 for the prior year quarter. For the six months ended December 31, 2001 income taxes increased $85,000 to $191,000 compared to $106,000 in the prior year period. The increased income tax provision was due primarily to the increase in operating income in both periods as compared to the prior year periods.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds,
(ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. At December 31, 2001 the Company had commitments to originate $9.0 million in single-family loans and commitments to sell $271,000 in loans.

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

At December 31, 2001, the Association had tangible and core capital of $9.0 million, or 6.11% of adjusted total assets, which was approximately $6.8 million and $4.6 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At December 31, 2001, the Association had total capital of $9.3 million (including $9.0 million in core capital) and risk-weighted assets of $65.4 million, or total capital of 14.19% of risk-weighted assets. This amount was $4.1 million above the 8.0% requirement in effect on that date.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 17, 2001 the shareholders held their annual meeting to consider and act upon the election of Mr. Jonas Vaznelis and Mr. Paul M. Zogas to serve as directors for terms of three years and the ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2002. Both of the foregoing items were approved by the shareholders at the meeting by the following vote totals based upon 363,975 shares outstanding and entitled to vote at the meeting.

I.             Election of Directors - 343,377 shares voted, as follows:

Jonas Vaznelis:              326,825 votes FOR; 16,552 votes WITHHELD.
Paul M. Zogas:               326,825 votes FOR; 16,552 votes WITHHELD.

II. Ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2002 - 343,377 shares voted, as follows:

                FOR:           343,277
                AGAINST:           100
                ABSTAIN:           -0-

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



                                       MIDLAND CAPITAL HOLDINGS CORPORATION
                                       Registrant



DATE:  February 14, 2002                BY: /s/ Paul Zogas
                                            ----------------------------------
                                            Paul Zogas
                                            President, Chief Executive Officer
                                            and Chief Financial Officer



DATE:  February 14, 2002                BY: /s/ Charles Zogas
                                            ----------------------------------
                                            Charles Zogas
                                            Executive Vice President and
                                            Chief Operating Officer