Form 10QSB
period 2002-03-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2002-05-14
CIK 1061234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from                  to
                                            ------------------  ----------------

                         Commission File Number 1-14343


                      MIDLAND CAPITAL HOLDINGS CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                             36-4238089
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

8929 S. Harlem Avenue, Bridgeview, Illinois                             60455
-------------------------------------------                           ----------
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

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

     Indicate the number of shares of each of the Issuer's classes of common stock as of the latest practicable date:

                          Common Stock, par value $.01
                          ----------------------------
                                (Title of Class)

                       As of May 15, 2002, the Issuer had
             363,975 shares of Common Stock issued and outstanding.

                      MIDLAND CAPITAL HOLDINGS CORPORATION


Part  I.  FINANCIAL INFORMATION                                             PAGE

     Item 1.  Financial Statements
              Consolidated Statements of Financial Condition -
              March 31, 2002 (unaudited) and June 30, 2001................... 1

              Consolidated Statements of Earnings -
              Three months ended March 31, 2002 and 2001 and
              Nine months ended March 31, 2002 and 2001 (unaudited).......... 2

              Consolidated Statements of Changes in Stockholders' Equity -
              Nine months ended March 31, 2002 (unaudited)................... 3

              Consolidated Statements of Cash Flows - Nine months
              ended March 31, 2002 and 2001 (unaudited)...................... 4

              Notes to Consolidated Financial Statements....................5-6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................7-15


Part II.  OTHER INFORMATION................................................. 16

     Index to Exhibits...................................................... 17

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Part I -- FINANCIAL INFORMATION

Consolidated Statements of Financial Condition


Assets                                                                      March 31,          June 30,
------                                                                        2002               2001
                                                                              ----               ----
                                                                                    (Unaudited)

         Cash and amounts due from depository institutions                $  3,961,293         4,280,021
         Interest-bearing deposits                                          27,962,911        16,438,650
                                                                          ------------       -----------
         Total cash and cash equivalents                                    31,924,204        20,718,671
         Investment securities, held to maturity (fair value:
           March 31, 2002 - $12,812,546;
           June 30, 2001 - $20,422,438)                                     12,612,600        20,111,916
         Investment securities available for sale, at fair value             6,150,187        11,225,912
         Mortgage-backed securities, held to maturity (fair value:
           March 31, 2002 - $12,361,689;
           June 30, 2001 - $17,595,308)                                     12,150,907        17,310,326
         Loans receivable (net of allowance for loan losses:
           March 31, 2002 - $337,435;
           June 30, 2001 - $359,445)                                        82,627,527        68,034,401
         Loans receivable held for sale                                        519,400           451,700
         Stock in Federal Home Loan Bank of Chicago                            806,200           782,700
         Office properties and equipment, net                                2,868,287         2,366,325
         Accrued interest receivable                                           696,170           905,134
         Prepaid expenses and other assets                                     736,636           588,553
                                                                          ------------       -----------
         Total assets                                                     $151,092,118       142,495,638
                                                                          ============       ===========


         Liabilities and Stockholders' Equity

         Liabilities:
         Deposits                                                         $139,777,779       131,503,665
         Advance payments by borrowers for taxes and insurance                 618,394           868,756
         Other liabilities                                                     596,680           461,344
                                                                          ------------       -----------
         Total liabilities                                                 140,992,853       132,833,765
                                                                          ------------       -----------

         Stockholders' equity:
         Preferred stock, $.01 par value:
           authorized 50,000 shares; none outstanding                               --                --
         Common stock, $.01 par value: authorized 600,000
           shares; issued and outstanding 363,975 shares
           at March 31, 2002 and June 30, 2001                                   3,640             3,640
         Additional paid-in capital                                          3,276,855         3,276,855
         Retained earnings - substantially restricted                        6,705,104         6,218,393
         Accumulated other comprehensive income, net of income taxes           113,666           162,985
                                                                          ------------       -----------
         Total stockholders' equity                                         10,099,265         9,661,873
                                                                          ------------       -----------
         Total liabilities and stockholders' equity                       $151,092,118       142,495,638
                                                                          ============       ===========



See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES


Consolidated Statements of Earnings

                                                          Three Months Ended                Nine Months Ended
                                                                March 31,                       March 31,
                                                         2002             2001            2002             2001
                                                         ----             ----            ----             ----
                                                               (Unaudited)                     (Unaudited)

         Interest income:
           Interest on loans                           $1,384,452       1,082,263       3,994,392       3,156,134
           Interest on mortgage-backed securities         202,775         318,856         709,794         998,879
           Interest on investment securities              355,183         446,529       1,246,321       1,193,628
           Interest on interest-bearing deposits           92,265         373,964         313,463       1,402,623
           Dividends on FHLB stock                          9,940          13,071          33,541          41,963
                                                       ----------          ------         -------         -------
         Total interest income                          2,044,615       2,234,683       6,297,511       6,793,227
                                                       ----------          ------         -------         -------

         Interest expense:
           Interest on deposits                           857,576       1,361,771       3,047,037       4,034,497
                                                       ----------          ------         -------         -------
         Total interest expense                           857,576       1,361,771       3,047,037       4,034,497
                                                       ----------          ------         -------         -------

         Net interest income                            1,187,039         872,912       3,250,474       2,758,730
                                                       ----------          ------         -------         -------

         Non-interest income:
           Loan fees and service charges                  124,629          62,593         349,551         139,861
           Commission income                               13,070          12,622          51,383          51,278
           Profit on sale of loans                          7,035           1,401          33,062           4,349
           Profit on sale of REO                                0               0               0             910
           Deposit related fees                           123,596         123,877         380,559         370,425
           Other income                                    17,394          15,780          47,076          52,567
                                                       ----------          ------         -------         -------
         Total non-interest income                        285,724         216,273         861,631         619,390
                                                       ----------          ------         -------         -------

         Non-interest expense:
           Staffing costs                                 624,220         544,988       1,798,821       1,565,132
           Advertising                                     12,524          12,651          43,882          68,968
           Occupancy and equipment expenses               204,934         178,929         559,083         539,979
           Data processing                                 56,227          54,062         159,182         143,833
           Federal deposit insurance premiums               6,092           6,333          18,288          19,404
           Other                                          205,031         191,372         607,907         628,410
                                                       ----------          ------         -------         -------
         Total non-interest expense                     1,109,028         988,335       3,187,163       2,965,726
                                                       ----------          ------         -------         -------

         Income before income taxes                       363,735         100,850         924,942         412,394
         Income tax provision                             123,670          34,289         314,480         139,953
                                                       ----------          ------         -------         -------
         Net income                                    $  240,065          66,561         610,462         272,441
                                                       ==========          ======         =======         =======

         Earnings per share (basic)                    $      .66             .18            1.68             .75
                                                       ==========          ======         =======         =======
         Earnings per share (diluted)                  $      .65             .18            1.66             .74
                                                       ==========          ======         =======         =======
         Dividends declared per common share           $      .12            .075             .34            .225
                                                       ==========          ======         =======         =======



See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES


Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                                                       Accumulated
                                                       Additional                         Other
                                         Common         Paid-In         Retained      Comprehensive
                                       Stock            Capital         Earnings          Income          Total
                                       -----            -------         --------          ------          -----

 Balance at June 30, 2001            $    3,640        3,276,855        6,218,393         162,985       9,661,873
                                     ----------        ---------       ---------          -------      ----------

 Comprehensive Income:

   Net Income                                                            610,462                          610,462

   Other comprehensive
     income, net of tax:

   Unrealized holding loss
     during the period                                                                    (49,319)        (49,319)
                                                                       ---------          -------      ----------
 Total comprehensive income                                              610,462          (49,319)        561,143
   Dividends declared on common
     stock ($0.34 per share)                                            (123,751)                        (123,751)
                                     ----------        ---------       ---------          -------      ----------
 Balance at March 31, 2002           $    3,640        3,276,855       6,705,104          113,666      10,099,265
                                     ==========        =========       =========          =======      ==========



See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)                        Nine Months Ended
                                                                             March 31,
                                                                        2002           2001
                                                                        ----           ----
Cash flows from operating activities:
Net income                                                      $     610,462             272,441
Adjustments to reconcile net income to net cash from
 operating activities:
  Depreciation                                                        243,894             235,061
  Amortization of premiums and discounts on securities                (22,139)            (61,818)
  Amortization of cost of stock benefit plan                               --              12,613
  Federal Home Loan Bank stock dividend                               (23,500)            (28,800)
  Profit on sale of real estate owned                                      --                (910)
  Proceeds from sale of loans held for sale                         2,373,650             316,550
  Origination of loans held for sale                               (2,441,350)           (534,200)
  Profit on sale of loans                                             (33,063)             (4,349)
  Decrease (increase) in accrued interest receivable                  208,964            (195,447)
 (Decrease) increase in accrued interest payable                       (8,674)              1,956
  Decrease in deferred income on loans                               (125,335)            (31,286)
 (Increase) decrease in other assets                                  (89,613)             80,059
  Increase (decrease) in other liabilities                            144,010             (22,937)
                                                                -------------          ----------
Net cash provided by operating activities                             837,306              38,933
                                                                -------------          ----------

Cash flows from investing activities:
  Proceeds from repayments of mortgage backed securities,
    held to maturity                                                5,180,404           3,645,064
  Purchase of investment securities, held to maturity                      --          (7,593,037)
  Proceeds from maturities of investment securities,
    held to maturity                                                7,500,000           7,500,000
  Proceeds from early redemption of investment securities,
    available for sale                                             10,000,000                  --
  Purchase of investment securities, available for sale            (4,998,531)        (10,000,000)
  Loan disbursements                                              (32,320,346)        (12,652,924)
  Loan repayments                                                  17,852,555           7,497,324
  Purchase of loans receivable                                             --          (1,007,054)
  Property and equipment expenditures                                (745,856)            (77,119)
                                                                -------------          ----------
Net cash provided by (for) investing activities                     2,468,226         (12,687,746)
                                                                -------------          ----------

Cash flows from financing activities:
  Deposit receipts                                                314,937,776         303,762,491
  Deposit withdrawals                                            (309,566,421)       (301,938,621)
  Interest credited to deposit accounts                             2,902,759           3,847,082
  Payment of dividends                                               (123,751)            (81,895)
  Decrease in advance payments by borrowers
    for taxes and insurance                                          (250,362)           (243,058)
                                                                -------------          ----------
Net cash provided by financing activities                           7,900,001           5,345,999
                                                                -------------          ----------

Increase (decrease) in cash and cash equivalents                   11,205,533          (7,302,814)
Cash and cash equivalents at beginning of period                   20,718,671          32,666,517
                                                                -------------          ----------
Cash and cash equivalents at end of period                      $  31,924,204          25,363,703
                                                                =============          ==========

Cash paid during the period for interest                        $   3,055,710           4,032,541
Cash paid during the period for income taxes                          117,000             140,554


See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for a fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year.

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

Note D - Earnings Per Share
Earnings per share for the three and nine month periods ended March 31, 2002 and 2001 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note F - Effect of New Accounting Pronouncements
In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of SFAS No. 142. The Company does not believe that these statements will have a material impact on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Term Assets". SFAS No. 143 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as well as the accounting and reporting of the Accounting Principles Board
(APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and "primary-asset" approach to estimate cash flows in testing for impairment for long-lived assets. SFAS No. 144 is effective for financial statement issued for fiscal years beginning after December 15, 2001. As such, the Company will adopt the provisions of SFAS No. 144 on July 1, 2002. The Company does not expect these provisions to have a material impact on its consolidated financial statements.

The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a particular interest to financial institutions.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, real estate values in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

General (continued)
The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2002, Midland Federal's capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 6.11% and a risk-based capital ratio of 12.37%.

FINANCIAL CONDITION
At March 31, 2002, total assets of the Company increased by $8.6 million to $151.1 million from $142.5 million at June 30, 2001. Loans receivable, including loans held for sale, increased $14.7 million to $83.1 million at March 31, 2002. The Company originated $34.8 million of primarily fixed rate residential loans during the nine months ended March 31, 2002 compared to loan originations of $13.2 million during the comparable prior year period. The higher loan origination volume in the current nine month period was due in part to an increase in mortgage refinancing activity as a result of an acceleration of the declining interest rate environment that began in January 2001. Offsetting loan originations in the current nine month period were loan repayments of $17.9 million as well as loan sales of $2.4 million. There were no new purchases of mortgage-backed securities during the nine months ended March 31, 2002 and as a result, the balance of mortgage-backed securities decreased by $5.1 million to $12.2 million at March 31, 2002 due to repayments and amortization. The $14.7 million increase in net loans receivable, discussed above, was funded in part by the $5.1 million decrease in mortgage-backed securities and by an $8.3 million increase in deposits.

Investment securities available for sale decreased by $5.0 million to $6.2 million at March 31, 2002 from $11.2 million at June 30, 2001. The decrease is primarily attributable to the early redemption of $10.0 million of callable agency securities in February 2002, which offset the purchase of $5.0 million of non-callable agency securities during the nine months ended March 31, 2002. Gross unrealized gains in the available for sale portfolio were $172,000 at March 31, 2002 compared to gross unrealized gains of $247,000 at June 30, 2001, reflecting the elimination of gross unrealized gains due to the early redemption of $10.0 million of callable agency securities as well as the impact of higher long term interest rates. The balance of investment securities classified as held to maturity decreased by $7.5 million to $12.6 million at March 31, 2002 due to $7.5 million of U.S. Treasury Notes maturing during the nine month period. The weighted average remaining term to maturity of the Company's total investment securities portfolio at March 31, 2002 was 1.65 years.

In anticipation of higher short term interest rates, the Company increased the balance of cash and cash equivalents by $11.2 million to $31.9 million at March 31, 2002 from $20.7 million at June 30, 2001. During the nine months ended March 31, 2002 the Company invested $746,000 in office properties and equipment primarily related to the construction of a drive-up banking facility at an existing branch office located in Chicago and the renovation and remodeling of that branch office.

Non-performing assets consisted of $161,000 in non-accruing loans at March 31, 2002 compared to $344,000 ($270,000 net of specific loan loss reserves) at June 30, 2001. Non-accruing loans at March 31, 2002 consisted of $145,000 in one-to-four family residential mortgage loans, $15,000 in non-mortgage loans and $1,000 in commercial loans. The allowance for loan losses decreased to $337,000, or .40% of total loans, at March 31, 2002 from $359,000, or .52% of total loans, at June 30, 2001. The decrease in the allowance for loan losses for the nine months ended March 31, 2002 was the result of charge offs in the amount of $36,000 consisting of two commercial overdraft accounts, two personal overdraft accounts and two credit card accounts offset by recoveries in the amount of $14,000. The charge offs that occurred during the nine months ended March 31, 2002 are not reflected in the income statement because they were charge offs of specific reserves that had been established in prior periods. At March 31, 2002 the Company's ratio of allowance for loan losses to non-performing loans was 209.69% compared to 104.63% at June 30, 2001. For a discussion on the absence of periodic provisions to the allowance for loan losses in both the three and nine month periods ended March 31, 2002, see "RESULTS OF OPERATIONS - Provisions for Losses on Loans".

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, generally when the loan is delinquent 90 days or more. Foreclosed assets, if any, include assets acquired in settlement of loans.

                                            March 31, 2002    June 30, 2001
                                            --------------    -------------
                                                (Dollars in Thousands)
Non-Accruing Loans:
  One-to-four family                             $ 145          $ 279
  Multi-family                                      --             --
  Consumer                                          15             27
  Commercial business                                1             38
                                                 -----          -----
      Total non-performing loans                 $ 161          $ 344
                                                 -----          -----
Foreclosed Assets:
         One-to-four family                         --             --
                                                 -----          -----
                  Total foreclosed assets           --             --
                                                 -----          -----

Total non-performing assets                      $ 161          $ 344
                                                 =====          =====

Total as a percentage of total assets             0.11%          0.24%
                                                 =====          =====


         Specific loan loss reserves:
           One-to-four family                       --            (61)
           Consumer                                 --            (15)
           Commercial business                      --            (38)
                                                 -----          -----
          Total specific loan loss reserves         --           (114)
                                                 -----          -----
Total non-performing assets,
  net of specific reserves                       $ 161          $ 230
                                                 =====          =====
Total as a percentage of total assets             0.11%          0.16%
                                                 =====          =====

As of March 31, 2002, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

The following table sets forth an analysis of the Company's allowance for loan losses.

                                                      Nine months ended    Nine months ended
                                                        March 31, 2002      March 31, 2001
                                                        --------------      --------------
                                                             (Dollars in Thousands)

Balance at beginning of period                         $ 359                    $ 369

Charge-offs:
  One-to-four family loans                                --                       --
  Consumer loans                                          12                        5
  Commercial business loans                               24                       --
                                                       -----                    -----
    Total charge-offs                                     36                        5
                                                       -----                    -----

Recoveries:
  One-to-four family loans                                 1                       14
  Multi-family loans                                      13                       --
  Consumer loans                                          --                       --
                                                       -----                    -----
    Total recoveries                                      14                       14
                                                       -----                    -----

Net (charge-offs) recoveries                             (22)                       9
                                                       -----                    -----
Balance at end of period                               $ 337                    $ 378
                                                       =====                    =====

Ratio of net charge-offs during the period to
 average loans outstanding during the period            0.03%                      --

Ratio of net charge-offs during the period to
 average non-performing assets                          7.91%                      --

Allowance for loan losses to non-performing loans      209.69%                  144.86%

Allowance for loan losses to total loans                0.40%                    0.63%


The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

At December 31, 2002 total deposits increased $8.3 million, or 6.3%, to $139.8 million from $131.5 million at June 30, 2001, as deposit activity of $314.9 million and interest credited to deposits in the amount of $2.9 million exceeded withdrawal activity of $309.5 million. The net increase in savings deposits is attributed to a $7.2 million increase in passbook deposit accounts and a $3.3 million increase in NOW accounts offset by a $2.0 million decrease in certificate of deposit accounts, a $179,000 decrease in demand deposit accounts and a $44,000 decrease in money market accounts.

Stockholders' equity increased $437,000, or 4.5%, to $10.1 million at March 31, 2002 due to earnings in the amount of $610,000, offset by a $49,000 market adjustment from securities available for sale, net of income taxes and dividends paid on common stock in the amount of $124,000.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS
The Company had net income of $240,000 for the quarter ended March 31, 2002 compared to net income of $67,000 for the quarter ended March 31, 2001. The increase in net income in the current quarter is the result of a $314,000 increase in net interest income and a $69,000 increase in non-interest income offset by a $121,000 increase in non-interest expense and an $89,000 increase in income taxes.

For the nine months ended March 31, 2002 the Company had net income of $610,000 compared to net income of $272,000 for the nine months ended March 31, 2001. The increase in net income in the current nine month period is the result of a $492,000 increase in net interest income and a $242,000 increase in non-interest income offset by a $221,000 increase in non-interest expense and a $175,000 increase in income taxes. For a discussion on the increases in non-interest income and non-interest expense that occurred in both the three and nine month periods ended March 31, 2002, see "Non-Interest Income" and "Non-Interest Expense."

The increase in net-interest income in both the three and nine month periods ended March 31, 2002 was primarily the result of increases in net interest margin and interest rate spread that occurred in both periods. Net interest margin and interest rate spread increased to 3.35% and 3.10%, respectively for the three months ended March 31, 2002 from 2.60% and 2.17%, respectively, for the three months ended March 31, 2001. For the nine months ended March 31, 2002 net interest margin and interest rate spread increased to 3.12% and 2.80%, respectively, compared to 2.76% and 2.33%, respectively, in the prior year nine month period. The increases in both net interest margin and interest rate spread were primarily attributed to declines in the average cost of deposits during both periods which more than offset declines in the average yield earned on interest earning assets as interest costing deposits re-priced more quickly than interest earning assets during a period of declining market interest rates. The increases in net interest income that occurred in both the three and nine month periods ended March 31, 2002 were also the result of increases in the average balance of net interest earning assets that occurred in both periods. For the three months ended March 31, 2002 the average balance of net interest earning assets increased by $477,000 to $13.3 million from $12.8 million during the same period last year, and for the nine months ended March 31, 2002, the average balance of net interest earning assets increased by $751,000 to $13.5 million from $12.8 million in the prior year period.

Interest Income
Interest income decreased $190,000, or 8.5%, for the quarter ended March 31, 2002 from the comparable year earlier period. The decrease in interest income was the result of a decrease in the average yield earned on interest earning assets to 5.77% for the quarter ended March 31, 2002 compared to 6.65% in the year earlier period. The decline in the average yield earned on interest earning assets offset a $7.3 million increase in the average outstanding balance of interest earning assets to $141.8 million for the quarter ended March 31, 2002 from $134.5 million for the quarter ended March 31, 2001.

For the nine months ended March 31, 2002, interest income decreased $496,000, or 7.3%, from the 2001 period. The decrease in interest income for the current nine month period was the result of a decrease in the average yield earned on interest earning assets to 6.05% compared to 6.79% for the year earlier period. The decrease in the average yield earned on interest earning assets offset a $5.4 million increase in the average outstanding balance of interest earning assets to $138.8 million for the nine months ended March 31, 2002 from $133.4 million for the nine months ended March 31, 2001.

Interest on loans receivable increased $302,000, or 27.9%, in the quarter ended March 31, 2002, compared with the prior year quarter, as a result of a $23.1 million increase in the average outstanding balance of net loans receivable to $81.6 million from $58.5 million in the 2001 quarter. The increase in the average outstanding balance of net loans receivable offset a decrease in the average yield earned on net loans receivable to 6.79% for the quarter ended March 31, 2002 from 7.40% for the prior year quarter. The decrease in the average yield earned on net loans receivable was primarily the result of prepayments of higher yielding loans combined with increased loan origination activity at lower mortgage interest rates.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)
Interest on mortgage-backed securities decreased $116,000, or 36.4%, for the quarter ended March 31, 2002 from the comparable quarter in 2001. The decrease in interest income is attributed to a decrease in the average balance of mortgage-backed securities due to repayments as well as a decrease in the average yield earned on mortgage-backed securities. For the quarter ended March 31, 2002, the average balance of mortgage-backed securities decreased $5.7 million to $12.8 million from $18.5 million in the prior year quarter. The average yield earned on mortgage-backed securities also decreased to 6.32% for the quarter ended March 31, 2002 from 6.88% for the quarter ended March 31, 2001. The decrease in the average yield earned on mortgage-backed securities was primarily the result of a decrease in the yield earned on the Company's balance of adjustable rate mortgage-backed securities, which re-priced at lower yields as market interest rates decreased between the two quarterly periods.

Interest earned on investment securities decreased $91,000, or 20.5%, for the quarter ended March 31, 2002 from the prior year period. The decrease in interest income is attributed to a decrease in the average outstanding balance of investment securities as well as a decrease in the average yield earned on investment securities. For the quarter ended March 31, 2002, the average outstanding balance of investment securities decreased $3.8 million to $26.1 million from $29.9 million in the 2001 quarter. The average yield earned on investment securities also decreased to 5.44% for the quarter ended March 31, 2002 from 5.98% in the year earlier period.

Interest earned on interest bearing deposits decreased $282,000, or 75.3%, for the quarter ended March 31, 2002 from the same quarter in 2001. The decrease in interest income is attributed to a decrease in the average yield earned on interest bearing deposits as well as a decrease in the average balance of interest bearing deposits. For the quarter ended March 31, 2002, the average yield earned on interest bearing deposits decreased to 1.79% from 5.54% for the quarter ended March 31, 2001. The average balance of interest bearing deposits also decreased by $6.2 million to $20.5 million for the quarter ended March 31, 2002 from $26.7 million in the prior year quarter primarily due to funding of the Company's increased loan portfolio.

For the nine months ended March 31, 2002 interest on loans receivable increased $838,000 from the comparable prior year period. The increase in interest income was primarily due to a $20.6 million increase in the average outstanding balance of loans receivable to $77.0 million for the nine months ended March 31, 2002 from $56.4 million for the comparable prior year period. The increase in the average outstanding balance of net loans receivable offset a decrease in the average yield earned on net loans receivable to 6.92% for the nine months ended March 31, 2002 from 7.47% for the prior year period. The growth in the Company's loan portfolio is attributed to direct marketing of the Company's loan products.

For the nine months ended March 31, 2002 interest earned on mortgage backed securities decreased $289,000 to $710,000. The decrease in interest income is attributed to a decrease in the average outstanding balance of mortgage-backed securities as well as a decrease in the average yield earned on mortgage-backed securities. The average outstanding balance of mortgage-backed securities decreased by $5.0 million to $14.6 million for the nine months ended March 31, 2002 from $19.6 million in the 2001 period. The average yield earned on mortgage-backed securities also decreased to 6.47% for the nine months ended March 31, 2002 from 6.81% for the comparable prior year period.

For the nine months ended March 31, 2002 interest earned on investment securities increased $53,000 to $1.2 million. The primary factor for the increase in interest income was a $2.9 million increase in the average outstanding balance of investment securities to $29.7 million for the nine months ended March 31, 2002 from $26.8 million in the 2001 period. The increase in the average outstanding balance of investment securities offset a decrease the average yield earned on investment securities to 5.59% for the nine months ended March 31, 2002 from 5.95% in the comparable prior year period. The increase in the average balance of investment securities was funded by a decrease in interest bearing deposits.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)
For the nine months ended March 31, 2002 interest earned on interest bearing deposits decreased $1.1 million from the year earlier period to $314,000. The decrease in interest income is attributed to a decrease in the average outstanding balance of interest bearing deposits as well as a decrease in the average yield earned on interest bearing deposits. The average outstanding balance of interest bearing deposits declined by $13.2 million to $16.7 million for the nine months ended March 31, 2002 from $29.9 million in the 2001 period. The average yield earned on interest bearing deposits also decreased to 2.58% for the nine months ended March 31, 2002 from 6.20% for the comparable prior year period.

Interest Expense
Interest expense decreased $504,000, or 37.0%, for the quarter ended March 31, 2002 compared with the prior year quarter. The decrease in interest expense is attributable to a decrease in the average yield paid on interest costing deposits to 2.67% for the quarter ended March 31, 2002 from 4.48% for the quarter ended March 31, 2001. The decrease in the average yield paid on interest costing deposits offset a $6.8 million increase in the average outstanding balance of interest costing deposits to $128.5 million for the quarter ended March 31, 2002 from $121.7 million for the prior year quarter.

For the nine months ended March 31, 2002 interest expense decreased $987,000 to $3.0 million from $4.0 million for the prior year period. The decrease in interest expense was the result of a decrease in the average yield paid on interest costing deposits to 3.25% for current year period from 4.46% in the prior year period. The decrease in the average yield paid on interest costing deposits offset a $4.7 million increase in the average outstanding balance of interest costing deposits to $125.3 million for the current period from $120.6 million for the year earlier period.

Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management's periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. After considering the positive trend in the level of non-performing loans, the high concentration of one-to-four family mortgage loans in the loan portfolio, the level and nature of its charge offs and recoveries and the strong housing market, the Company made no loan loss provisions during the nine months ended March 31, 2002. The allowance for loan losses totaled $337,000, or .40% of total loans, at March 31, 2002 compared to $359,000, or .52% of total loans, at June 30, 2001. Non-accruing loans totaled $161,000 at March 31, 2002 compared to $230,000 at June 30, 2001. The Company's ratio of allowance for loan losses to non-performing loans was 209.69% at March 31, 2002 compared to 104.63% at June 30, 2001. At March 31, 2002, the $337,000
allowance for loan losses was determined by the Company to be consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves.

Non-Interest Income
Non-interest income increased $70,000 to $286,000 in the quarter ended March 31, 2002 from $216,000 in the quarter ended March 31, 2001. The primary factors for the increase in non-interest income in the current quarter were a $62,000 increase in loan fees and service charges and a $6,000 increase in profit on the sale of loans.

For the nine months ended March 31, 2002 non-interest income increased $243,000 to $862,000 from $619,000 in the prior year period. The increase in non-interest income in the current nine month period compared with the prior year period is primarily attributed to a $210,000 increase in loan fees and service charges, a $29,000 increase in profit on the sale of loans and a $10,000 increase in deposit related fees. The increase in loan fees and service charges in both the three and nine month periods ended March 31, 2002 is attributed to an increase in loan origination activity compared to the prior year periods.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Non-Interest Expense
Non-interest expense increased $121,000 to $1.1 million in the quarter ended March 31, 2002 compared to $988,000 in the prior year quarter. The increase in non-interest expense is primarily the result of a $79,000 increase in staffing costs and a $26,000 increase in office occupancy and equipment expense. The increase in staffing costs in the quarter ended March 31, 2002 is primarily attributed to a $33,000 increase in loan origination commissions, due to an increase in lending volume, a $31,000 increase in employee benefit costs and a $14,000 increase in bonus compensation expense.

For the nine months ended March 31, 2002 non-interest expense increased $221,000 to $3.2 million from $3.0 million in the prior year period. The primary factors for the increase in non-interest expense in the current nine month period were a $234,000 increase in staffing costs, a $19,000 increase in office occupancy and equipment expense and a $15,000 increase in data processing fees. These increases in non-interest expense were offset by a $25,000 decrease in advertising expense, a $14,000 decrease in computer software and support expense and a $13,000 decrease in professional fees. The increase in staffing costs in the nine months ended March 31, 2002 is primarily attributed to a $111,000 increase in loan origination commissions, due to an increase in lending volume, a $70,000 increase in employee benefit costs and an $32,000 increase in bonus compensation expense.

Income Taxes
Income taxes increased $263,000 to $364,000 in the quarter ended March 31, 2002 from $101,000 for the prior year quarter. For the nine months ended March 31, 2002 income taxes increased $174,000 to $314,000 compared to $140,000 in the prior year period. The increased income tax provision was due primarily to the increase in operating income in both periods as compared to the prior year periods.

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

The Company uses its capital resources principally to meet its ongoing commitments to fund maturing certificate of deposits and deposit withdrawals, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. At March 31, 2002 the Association had $52.3 million of certificates of deposit maturing in one year or less. The Company considers its liquidity and capital reserves sufficient to meet its outstanding short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities. At March 31, 2002 the Company had commitments to originate $3.2 million in single-family loans, $132,000 in commercial mortgage loans and commitments to sell $519,000 in loans.

At March 31, 2002, the Association had tangible and core capital of $9.3 million, or 6.11% of adjusted total assets, which was approximately $7.0 million and $4.7 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At March 31, 2002, the Association had total capital of $9.6 million (including $9.3 million in core capital) and risk-weighted assets of $77.4 million, or total capital of 12.37% of risk-weighted assets. This amount was $3.4 million above the 8.0% requirement in effect on that date.

The Association's interest rate risk position has increased during the nine month period ended March 31, 2002 as a result of the increase in long term fixed-rate mortgage loans originated and held to maturity in the loan portfolio. The Association monitors its level of interest rate risk quarterly to determine compliance with its Board approved policy, which sets limits on the level of interest rate risk that are defined in terms of net portfolio value.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES (continued)
The Association uses a variety of tools to limit interest rate risk. First, the Association has focused a portion of its residential lending and investments on adjustable-rate mortgages ("ARMs") and mortgage-backed securities, which both generally re-price within one year, although the Association continues to originate long term fixed-rate mortgages in recognition of market demand and the potential for increased margin. Second, the Association maintains a relatively high level of liquidity and has focused its investment activities in cash equivalents, two year agency securities, balloon mortgage-backed securities and intermediate term investments. Third, the Association seeks to maintain a large percentage of its deposit liabilities in passbook and transaction accounts, which are considered to be relatively resistant to changes in interest rates. The Association's level of interest rate risk, as measured by the Office of Thrift Supervision as of December 31, 2001, is in compliance with its Board approved policy.

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



                                INDEX TO EXHIBITS

Exhibit
Number      Description
-------
11          Computation of Per Share Earnings

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



                            MIDLAND CAPITAL HOLDINGS CORPORATION
                            ------------------------------------
                            Registrant



DATE:  May 15, 2002         BY: /s/ Paul Zogas
                                -------------------------------------
                                Paul Zogas
                                President, Chief Executive Officer
                                and Chief Financial Officer



DATE:  May 15, 2002         BY: /s/ Charles Zogas
                                -------------------------------------
                                Charles Zogas
                                Executive Vice President and
                                Chief Operating Officer