Form 10KSB
period 2002-06-30
MIDLAND CAPITAL HOLDINGS CORP
filed 2002-09-30
CIK 1061234

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

                         Commission File Number 1-14343

                      MIDLAND CAPITAL HOLDINGS CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                              36-4238089
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

8929 South Harlem Avenue
Bridgeview, Illinois                                              60455
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         Zip Code

       Registrant's telephone number, including area code: (708) 598-9400
                           --------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days. YES [X]
NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer had $866,000 in net income for the fiscal year ended June 30, 2002.

     As of June 30, 2002, there were issued and outstanding 363,975 shares of the Issuer's Common Stock. The Issuer's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer's voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-KSB - Annual Report to Stockholders for the Fiscal Year Ended June 30, 2002.

     PART III of Form 10-KSB - Proxy  Statement  for the 2002 Annual  Meeting of
     -------------------------------  ---------  -------------------  ----------
Stockholders.
-------------

                                     PART I


Item 1.  Description of Business
-------  -----------------------

     Midland Capital Holdings Corporation, which we refer to as Midland Capital, is a Delaware corporation which was organized in 1998 by Midland Federal Savings and Loan Association, which we refer to as Midland Federal, for the purpose of becoming a thrift institution holding company. Midland Capital and Midland Federal are headquartered in Bridgeview, Illinois.

     On June 30, 1993, Midland Federal completed a conversion to the stock form of organization. In that conversion, Midland Federal issued 345,000 shares of common stock, raising net proceeds of approximately $3.1 million. On July 23, 1998, Midland Federal became a wholly-owned subsidiary of Midland Capital.

     The principal asset of Midland Capital is the outstanding stock of Midland Federal. Midland Capital presently has no separate operations and its business consists only of the business of Midland Federal. All references to Midland Capital, unless otherwise indicated, at or before July 23, 1998 refer to Midland Federal.

     Midland Federal has been principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential mortgage and, to a lesser extent, consumer, multi-family and other loans in its primary market area. Midland Federal has also made substantial investments in mortgage-backed securities, investment securities and liquid assets.

     Midland Federal's primary market area consists of southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont which it serves through its main office in Bridgeview and three branch offices in southwest Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. At June 30, 2002, Midland

Federal  had  $150.6   million  of  assets,   deposits  of  $138.4  million  and
stockholders equity of $10.4 million.

     The main offices of Midland Capital and Midland Federal are located at 8929 South Harlem Avenue, Bridgeview, Illinois 60455 and their telephone number at that address is (708) 598-9400.

Forward-Looking Statements
--------------------------

     When used in this Form 10-KSB and in future filings by Midland Capital with the SEC, in Midland Capital's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Midland Capital's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans, real estate values and competition in Midland Capital's market area, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Midland Capital wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are subject to the above-stated qualifications in any event. Midland Capital wishes to advise readers that the factors listed above could affect Midland Capital's financial performance and could cause Midland Capital's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     Midland Capital does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities
------------------

     General.  The principal  lending  activity of Midland  Federal has been the
     -------
origination for its portfolio of conventional first mortgage real estate loans secured by owner occupied one- to four-family residential property. Midland Federal also originates consumer, multi-family and non-residential real estate loans.

     Loan originations come primarily from walk-in customers, continued business from customers and referrals from local real estate brokers. Midland Federal's loan originators earn a base salary plus commission based upon first mortgage loans generated by the originator. All completed loan applications are reviewed by Midland Federal's salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If multi-family or commercial real estate is involved, information is also obtained concerning cash flow after debt service. The quality of loan applications are analyzed based on Midland Federal's credit underwriting guidelines as well as, in the case of residential loans, the guidelines issued by the Federal Home Loan Mortgage Corporation.

     Midland Federal has established correspondent lending relationships with other lenders in order to take applications which either do not conform to its underwriting guidelines or are mortgage loan products that it does not offer, such as FHA and VA insured mortgage loans. In consideration of a loan broker fee paid by the lender to Midland Federal, it processes the loan application and forwards a completed loan application package to the lender, who underwrites and originates the loan.

     All real estate loans are appraised by independent fee appraisers approved by the Board of Directors. Midland Federal obtains audited financial statements, and current unaudited financial statements where appropriate, as well as annual financial statements for borrowers with loans secured by commercial real estate.

     Residential real estate loans are generally approved by the Loan Committee in amounts up to $350,000. Residential real estate loans may also be approved by the Chief Lending Officer in amounts up to $275,000 or the President in amounts up to $300,700, and then ratified by the Loan Committee or the Board of Directors. Residential real estate loans in amounts over $350,000 must be approved by the Board of Directors. Non-residential real estate loans are generally approved by the Board of Directors. Non-residential real estate loans may also be approved by the President in amounts up to $275,000 and then ratified by the Board of Directors. The Chief Lending Officer and the President each have approval authority for any consumer loans.

     Midland Federal generally requires, in connection with the origination of real estate loans, fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect its interest. The cost of this insurance coverage is paid by the borrower. Midland Federal also requires title insurance coverage on all real estate loans except for second mortgage loans in amounts less than $25,000 for which loans it only requires that good and marketable title be verified by an independent title search. The cost of title insurance coverage is paid for by the borrower, except in the case of second mortgage loans for which Midland Federal may, from time to time, absorb such costs for promotional purposes.

     The aggregate amount of loans that Midland Federal is permitted to make under applicable federal regulations to any one borrower, including related entities, and the aggregate amount that it could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of Savings Associations."

     At June 30, 2002, Midland Federal had two borrowers with outstanding loan balances in excess of $500,000. One loan totaled $968,000 and was secured by a 43 unit multi-family residential property in Midland Federal's market area.

The other loan totaled $580,000 and was secured by a single family residence. Both loans were current and performing in accordance with their terms at June 30, 2002. See "-- Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

     Loan and Mortgage-backed  Securities Portfolio  Composition.  The following
     -----------------------------------------------------------
table sets forth information concerning the composition of Midland Federal's loan and mortgage-backed securities portfolios in dollar amounts and in percentages as of the dates indicated


                                                                                 June 30,
                                              -------------------------------------------------------------------------------------
                                                      2002                        2001                         2000
                                                      ----                        ----                         ----
                                               Amount        Percent      Amount           Percent       Amount          Percent
                                               ------        -------      ------           -------       ------          -------
                                                                       (Dollars in Thousands)
Real Estate Loans
-----------------

 One- to four-family:
    Held for investment .................     $ 81,803           94.70%    $ 64,372            92.58%    $ 49,545            91.84%
    Held for sale .......................          740            0.86          452             0.65           --              --
 Multi-family ...........................        1,222            1.41        1,507             2.17        1,640             3.04
 Non-residential ........................          935            1.08          491             0.70          440             0.82
 Construction ...........................           --              --          828             1.19          486             0.90
                                              --------      ----------     --------       ----------     --------      ----------
    Total mortgage loans ................       84,700           98.05       67,650            97.29       52,111            96.60
                                              --------      ----------     --------       ----------     --------       ----------
Other Loans
-----------
 Consumer Loans:
  Deposit accounts ......................          397            0.46          344             0.50          277             0.51
  Student ...............................          822            0.95          876             1.26        1,016             1.88
  Automobile ............................          321            0.37          469             0.67          323             0.60
  Credit card ...........................          116            0.14          124             0.18           97             0.18
  Other .................................           20            0.02           64             0.09           81             0.15
                                             ----------       --------   ----------         --------    ----------      -----------
     Total consumer loans ...............        1,676            1.94        1,877             2.70        1,794             3.32
                                              --------      ----------     --------       ----------     --------       ----------

  Commercial business loans .............            8            0.01            6             0.01           41             0.08
                                              --------      ----------     --------       ----------     --------       ----------
     Total loans receivable .............       86,384          100.00%      69,533           100.00%      53,946           100.00%
                                              --------      ==========     --------       ==========     --------       ==========

Less
 Loans in process .......................           67                          668                           414
 Deferred yield adjustments .............         (379)                        (240)                        (128)
 Allowance for uncollected interest .....          259                          260                           261

 Allowance for loan losses ..............          350                          359                           369
                                                                           --------                    ----------
     Loans receivable, net ..............     $ 86,087                     $ 68,486                    $   53,030
                                                                           ========                    ==========

Mortgage-backed securities:
  FHLMC .................................     $  8,324           80.12%    $ 14,146            81.45%    $ 17,341           79.00%
  FNMA ..................................        1,965           18.91        3,075            17.70        4,375           19.93
  GNMA ..................................           92            0.88          135             0.78          219            1.00
  Collateralized mortgage obligations ...            9            0.09           12             0.07           15            0.07
                                                            ----------     --------       ----------     --------      ----------
    Total mortgage-backed securities ....       10,390          100.00%      17,368           100.00%      21,950          100.00%
                                                             ==========                     ========
  Net premiums ..........................          (30)                         (58)                          (96)
                                            ----------                    --------                    ----------
  Net mortgage-backed securities ........     $ 10,360                     $ 17,310                    $   21,854
                                            ==========                     ========                    ==========

     The following table shows the composition of Midland Federal's loan portfolio by fixed and adjustable-rate at the dates indicated.

                                                                                June 30,
                                             ---------------------------------------------------------------------------------------
                                                       2002                        2001                         2000
                                                       ----                        ----                         ----
                                             Amount            Percent       Amount         Percent       Amount          Percent
                                             ------            -------       ------         -------       ------          -------
                                                                           (Dollars in Thousands)
Fixed-Rate Loans
Real Estate:
  One- to four-family ...................   $ 76,488              88.55%   $ 59,612            85.73%   $ 44,131              81.80%
  Multi-family ..........................        254               0.29         490             0.71         586              1.09
  Non-residential .......................        698               0.81         237             0.34         280              0.52
                                            --------         ----------    --------       ----------    --------        ----------
      Total real estate loans ...........     77,440              89.65      60,339            86.78      44,997             83.41
                                            --------         ----------    --------       ----------    --------        ----------
  Consumer ..............................        842               0.97         972             1.40         465              0.86
                                            --------         ----------    --------       ----------    --------        ----------
     Total fixed-rate loans .............     78,282              90.62      61,311            88.18      45,462             84.27
                                            --------         ----------    --------       ----------    --------        ----------

Adjustable-Rate Loans
Real estate:
  One- to four-family ...................      6,055               7.01       5,212             7.50       5,414             10.04
  Multi-family ..........................        968               1.12       1,017             1.46       1,054              1.95
  Non-residential .......................        237               0.27         254             0.36         160              0.30
  Construction ..........................       --                   --         828             1.19         486              0.90
                                            --------         ----------    --------       ----------    --------        ----------
     Total real estate loans ............      7,260               8.40       7,311            10.51       7,114             13.19
                                            --------         ----------    --------       ----------    --------        ----------
  Consumer ..............................        834               0.97         905             1.30       1,329              2.46
  Commercial business ...................          8               0.01           6             0.01          41              0.08
                                            --------         ----------    --------       ----------    --------        ----------
     Total adjustable-rate loans ........      8,102               9.38       8,222            11.82       8,484             15.73
                                            --------         ----------    --------       ----------    --------        ----------
     Total loans, net ...................     86,384             100.00%     69,533           100.00%     53,946            100.00%
                                                             ==========                     ========                     ==========

Less:
-----
  Loans in process ......................         67                            668                          414
  Deferred yield adjustments ............       (379)                          (240)                         (128)
  Allowance for uncollected interest ....        259                            260                          261

  Allowance for loan losses .............        350                            359                           369
     Loans receivable, net ..............   $ 86,087                       $ 68,486                    $   53,030
                                            ========                       ========                    ==========



         The following schedule illustrates the interest rate sensitivity of Midland Federal's loan portfolio at June 30, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses or interest rate adjustments.


                                              Real Estate
                                              ------------   Multi-Family                       Commercial
                          One- to Four-Family                and Commercial       Consumer      Business      Total
                          -------------------                --------------       --------      --------      -----
                                 Weighted               Weighted            Weighted             Weighted          Weighted
                                  Average               Average             Average              Average           Average
                         Amount    Rate      Amount     Rate       Amount   Rate       Amount    Rate     Amount   Rate
                         ------    ----      ------     ----       ------   ----       ------    ----     ------   ----
                                                              (Dollars in Thousands)
Due During Years
Ending June 30,

2003(1) ..........     $   632      6.69%  $   254      9.75%  $   504        8.52%  $    8      0.00%   $ 1,398        7.87%
2004 .............         445      7.84%     --          --       141        6.49%     --         --        586        7.52%
2005 .............         281      5.95%      232      8.50%      364        6.97%     --         --        877        7.05%
2006 to 2007 .....       1,685      6.11%    1,539      6.06%      398        6.71%     --         --      3,622        6.15%
2008 to 2011 .....       2,805      7.37%       --        --       233        6.64%     --         --      3,038        7.31%
2012 to 2026 .....      31,439      6.72%      131      8.50%       36        6.18%     --         --     31,606        6.73%
2027 and following     $44,516      7.03%       --        --        --          --      --         --     44,516        7.03%
                      --------             -------               -----     -------                       ------

                      $81,803              $ 2,156             $ 1,676               $    8              $85,643        6.91%
                      =======            =========             =======                =====              =======        ====


-------------------------------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.


     The total amount of loans due after June 30, 2003 which have predetermined interest rates is approximately $76.73 million, while the total amount of loans due after such date which have floating or adjustable interest rates is approximately $7.52 million.

One- to Four-Family Residential Real Estate Lending
---------------------------------------------------

Midland Federal's primary lending activity has been the origination and purchase of permanent loans secured by mortgages on owner-occupied one- to four-family residences. Midland Federal has recently increased its one to four family residential lending due to more aggressive organization efforts, a decline in market interest rates and increased demand. At June 30, 2002, $82.5 million or 95.6%, of Midland Federal's gross loan portfolio consisted of permanent loans on one- to four-family residences. Most of these loans were secured by properties located in the State of Illinois, with a substantial majority located in Midland Federal's primary market area.

Historically, Midland Federal originated for retention in its own portfolio 30-year fixed-rate loans secured by one- to four-family residential real estate. Beginning in the early 1980s, in order to reduce its exposure to changes in interest rates, Midland Federal began to originate adjustable-rate mortgages ("ARMs"), subject to market conditions and consumer preference. However, as a result of continued consumer demand, Midland Federal has continued to originate for retention in its portfolio primarily fixed-rate-residential loans, although in amounts and at rates which are monitored for compliance with Midland Federal's asset/liability management policy.

Midland Federal's fixed rate residential loans have terms up to 30 years although approximately 44% of Midland Federal's fiscal 2002 originations have terms of 15 year or less. Midland Federal establishes interest rates on its fixed rate residential loans based on published agency pricing, an analysis of its asset/liability needs and competitive factors.

Midland Federal's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all the ARMs originated by Midland Federal are subject to adjustment at one-year intervals. Midland Federal's ARM products generally carry interest rates which are reset to a stated margin over the one-year U.S. Treasury Rate. Adjustments in the interest rate of Midland Federal's

ARMs are generally limited to 2% at any adjustment date and 6% over the life of the loan. At June 30, 2002, the total balance of one- to four-family ARMs was $6.1 million, or 7.0% of Midland Federal's gross loan portfolio.

From time to time, Midland Federal will make owner-occupied one- to four-family construction loans for a six-month interest only term, which Midland Federal will convert to a permanent mortgage for a fee generally of one point. Midland Federal requires the interest on such loans during the construction term to be paid or placed in escrow when the loan is funded.

Also classified as one- to four-family residential loans are home equity lines of credit which were funded in the amount of $1.3 million at June 30, 2002, and home equity loans, which were $1.1 million at June 30, 2002. Unfunded commitments on home equity lines of credit totaled $1.7 million at June 30, 2002. Midland Federal's home equity lines of credit are five year interest-only balloon loans secured by second liens on the property, and are made in amounts of up to 75% of the appraised value of the property (including first lien amounts). Midland Federal's home equity loans are three to 15 year fixed-rate loans secured by second liens on the property, and are made in amounts up to 80% of the appraised value of the property (including first lien amounts).

Midland Federal's residential loans are generally underwritten and documented to permit their sale in the secondary market. Midland Federal evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Midland Federal generally originates residential mortgage loans with loan-to-value ratios of up to 80%, although the Board of Directors has authorized originations of mortgage loans with loan-to-value ratios of up to 95%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, Midland Federal generally requires private mortgage insurance on the excess.


         Midland Federal's residential mortgage loans customarily include "due-on-sale" clauses, which are provisions that give

Midland Federal the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

Multi-Family Residential Lending
--------------------------------

Midland Federal's multi-family residential portfolio includes $1.2 million in loans secured by residential buildings (5 or more units) located primarily in Midland Federal's primary market area. Midland Federal originates primarily adjustable-rate, multi-family real estate loans. Rates on Midland Federal's adjustable-rate, multi-family real estate loans generally adjust in a manner consistent with Midland Federal's ARMs.

Multi-family real estate loans are generally underwritten in amounts of up to 70% of the appraised value of the underlying property. Appraisals on properties securing multi-family real estate loans originated by Midland Federal are performed by a qualified appraiser at the time the loan is made. In addition, Midland Federal's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for Midland Federal's multi-family real estate loans.

Midland Federal monitors the cash flow and operating performance of borrowers through inspection of collateral, calls on borrowers, inspection of business premises and evaluation of interim financial statements.

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

Consumer Lending
----------------

Management believes that consumer loans help Midland Federal expand its customer base and create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential loans, they can be valuable asset/liability management tools.

Midland Federal offers a variety of secured consumer loans, including educational loans (which are guaranteed from a State agency), automobile loans and loans secured by savings deposits. In addition, Midland Federal offers unsecured consumer loans through its Visa/MasterCard credit card program. Midland Federal currently originates substantially all of its consumer loans in its principal market area.

Consumer loan terms vary according to the type of collateral, term of the loan and creditworthiness of the borrower. The underwriting standards employed by Midland Federal for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with his or her existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Student loans are originated by Midland Federal in compliance with the guidelines established by the Illinois Guaranteed Loan Program ("IGLP"). As a result, any loans that become delinquent 30-90 days are sold to IGLP. Midland Federal's student loan volume may decline in the future as a result of new legislative proposals that the U.S. government provide direct loans for education. As of June 30, 2002, student loans amounted to $822,000 or 1.0% of Midland Federal's gross loan portfolio.

Midland Federal also originates consumer loans secured by automobiles in its primary market area. Underwriting standards employed by Midland Federal in connection with these loans include a review of the borrowers' creditworthiness, verification of collateral value and perfection of a lien against the collateral. Midland Federal requires vehicle insurance on all loans secured by automobiles. At June 30, 2002, Midland Federal had $321,000, or .37% of its gross loan portfolio in automobile loans.

Lines of credit extended through Midland Federal's Visa credit card program is generally limited to $10,000. Midland Federal obtains an application from the borrower, a credit report on the borrower and verifies employment for credit card borrowers. At June 30, 2002, Midland Federal had $116,000 or .14% of its gross loan portfolio in credit card loans.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in Midland Federal's consumer loan portfolio has generally been low, there can be no assurance that delinquencies will not increase in the future.

Commercial Real Estate Lending
------------------------------

Midland Federal maintains a portion of its portfolio in permanent loans secured by commercial real estate. Midland Federal's commercial real estate portfolio consists of loans on a variety of non-residential property, including an automobile repair center and office properties. At June 30, 2002, $935,000, or 1.1% of Midland Federal's gross loan portfolio consisted of permanent loans secured by commercial real estate. In the future, Midland Federal intends to continue to engage in a modest level of commercial real estate lending, subject to regulatory restrictions. Management intends that any future commercial real estate loans carry adjustable interest rates or balloon maturities and a loan-to-value ratio of 70% or less. Nevertheless, in view of the significant amount of risk generally associated with commercial real estate lending, there can be no assurance that Midland Federal will not experience delinquencies on its commercial real estate portfolio.

Mortgage-Backed Securities
--------------------------

Midland Federal has a substantial portfolio of mortgage-backed securities totaling $10.4 million at June 30, 2002. Midland Federal utilizes its mortgage-backed securities to supplement loan production and to meet its asset/liability management objectives. Mortgage-backed securities can also serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and fair values of Midland Federal's mortgage-backed securities portfolio, see Note 4 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto. See "Regulation."

The following table sets forth the contractual maturities of Midland Federal's mortgage-backed securities at June 30, 2002. It should be noted that, due to prepayments, the actual maturity of Midland Federal's long term mortgage-backed securities will likely be significantly shorter than the contractual maturities.

                                                                   Due in                 Balance Outstanding
                                                                   ------                 -------------------
                                                       1 to 5     6 to 20     Over 20
                                                       Years       Years       Years       Fixed    Adjustable
                                                       -----       -----       -----       -----    ----------
                                                                            (In Thousands)
Federal Home Loan Mortgage Corporation.............. $4,709     $2,010      $1,575      $4,709       $3,585
Federal National Mortgage Association...............    115      1,828          22         504        1,461
Government National Mortgage Association............    ---         92         ---          92          ---
Collateralized Mortgage Obligations.................    ---          9         ---           9          ---

     Total.......................................... $4,824     $3,939      $1,597      $5,314       $5,046
                                                     ======     ======      ======      ======       ======


Loan Originations, Purchases and Sales
--------------------------------------

Real estate loans are originated by Midland Federal's staff of salaried loan officers. In addition, in order to increase loan volumes, commencing in 1995, Midland Federal hired commissioned loan originators. Loan applications are taken at each office, processed in Midland Federal's main office and then submitted to the Chief Lending Officer, the President or the Loan Committee for approval.


While Midland Federal originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is also affected by the interest rate environment. During the years ended June 30, 2002, 2001 and 2000, Midland Federal sold loans to the Illinois Housing Development Authority and other lenders, under various programs.

        The following tables set forth Midland Federal's loan origination and mortgage-backed securities purchases, sales and principal repayments for the periods indicated.

                                                                            Year Ended June 30,
                                                                            -------------------

                                                                     2002         2001           2000
                                                                     ----         ----           ----
                                                                        (Dollars in Thousands)
Originations by type:
 Adjustable-Rate:
   Real estate - one- to four-family ..........................   $  4,062       $  1,154        $  3,305
   Construction ...............................................         --            342             486
   Non-real estate - consumer .................................         51             38              61
                                                                  --------       --------        --------
          Total adjustable rate ...............................      4,113          1,534           3,852
                                                                  --------       --------        --------
 Fixed-Rate:
   Real estate - One- to four-family ..........................     35,565         24,179          10,357
   Non-residential ............................................        474            240             243
   Non-real estate - consumer .................................      1,076          1,374           1,044
                                                                  --------       --------        --------
          Total fixed-rate ....................................     37,115         25,793          11,644
                                                                  --------       --------        --------
          Total loans originated ..............................     41,228         27,327          15,496
                                                                  --------       --------        --------

Purchases:
 Fixed-Rate:
  Real estate - one-to-four-family ............................         --            984              --
                                                                  --------       --------        --------
         Total loans purchased ................................         --            984              --
                                                                  --------       --------        --------
         Total additions ......................................     41,228         28,311          15,496
                                                                  --------       --------        --------

Sales:
 Real estate loans sold .......................................     (3,160)          (534)         (3,173)
 Principal repayments .........................................    (21,217)       (12,190)         (8,261)
                                                                  --------       --------        --------

 Net increase (decrease) ......................................   $ 16,851       $ 15,587        $  4,062
                                                                  ========       ========        ========


Mortgage-backed securities:
 Mortgage-backed securities purchased .........................         --             --        $ 10,007
 Mortgage-backed securities sold ..............................         --             --              --
 Amortization and repayments ..................................   $ (6,950)        (4,544)         (4,035)
                                                                  --------       --------        --------

 Net increase (decrease) ......................................   $ (6,950)      $ (4,544)       $  5,972
                                                                  ========       ========        ========


Midland Federal's total loan originations increased significantly from the prior year primarily as a result of favorable interest rates which increased demand for mortgage loans and aggressive origination efforts.

Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults
-------------------------------------------------------------------------

When a borrower fails to make a required payment on a loan, Midland Federal attempts to cause the deficiency to be cured by contacting the borrower. A notice is mailed to the borrower and late charges are assessed after a payment is 30 days past due. Five days after the late notice is mailed, the Loan Service Counselor/Collector will contact the borrower by telephone. After a payment is 60 days past due, the Loan Service Counselor/Collector conducts a personal interview with the borrower after which if the loan continues to be delinquent, it is referred to the Loan Service Manager. After the 90th day of delinquency, Midland Federal institutes action to foreclose on the property or to acquire it by deed in lieu of foreclosure. If foreclosed on, real property is sold at a public sale and may be purchased by Midland Federal. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness and the current value of the property, the extent of delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. Generally, when a loan becomes delinquent 90 days or more, Midland Federal will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. Future interest income is recognized on a cash basis. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent, unless a repayment plan is being followed.

The amounts presented represent the total remaining principal balances of the related loans, rather than actual payment amounts which are overdue and are reflected as a percentage of total loans. The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2002 and June 30, 2001. The balances included in the table do not reflect specific reserves


                                                                     At June 30, 2002
                                                                   Loans Delinquent For:
                             ------------------------------------------------------------------------------------------------------
                                        30 - 59 days                      60 - 89 days            90 days and over    Total
                                        ------------                      ------------            ----------------    -----
                             Number  Amount  Percent  Number  Amount  Percent   Number Amount  Percent  Number  Amount Percent
                             ------  ------  -------  ------  ------  -------   -------------  -------  ------  --------------
                                                                      (Dollars in Thousands)
Real estate:
  One- to four-family .......  14    $1,151   1.41%      3   $   78      0.09%      5   $   148     0.18%     22   $   1,377  1.68%
Consumer ....................   2        17   1.01      --       --        --       8        15     0.90      10          32   1.91
Commercial business .........  --        --     --      --       --        --       1         1     6.76       1           1   6.76
     Total ..................  16    $1,168   1.37%      3   $   78      0.09%     14   $   164     0.19%     33   $   1,410  1.65%
                               ==    ======   ====      ==   ======      ====      ==   =======     ====      ==   =========  ====


                                                                    At June 30, 2001
                                                                  Loans Delinquent For:
                             ------------------------------------------------------------------------------------------------------
                                        30 - 59 days                      60 - 89 days            90 days and over    Total
                                        ------------                      ------------            ----------------    -----
                             Number  Amount  Percent  Number  Amount  Percent   Number Amount  Percent  Number  Amount Percent
                             ------  ------  -------  ------  ------  -------   -------------  -------  ------  --------------

                                                                                        (Dollars in Thousands)
Real estate:
  One- to four-family........  13    $1,065   1.65%      1   $   30      0.05%      5     $ 218      0.34%    19      $1,313  2.04%
  Multi-family............... ---       ---    ---     ---      ---       ---       1        61     0.40       1          61   0.40
Non-residential..............  --        --    ---     ---      ---       ---     ---       ---      ---     ---         ---    ---
Consumer..................... ---       ---    ---     ---      ---       ---      27        62     3.30      27          62   3.30
Commercial business.......... ---              ---     ---      ---       ---       2         3    43.79       2           3  43.79
                                        ---
     Total...................  13    $1,065   1.54%      1   $   30      0.04%     35     $ 344     0.50%     49      $1,439  2.08%
                              ===    ======   ====      ==   ======      ====      ==     =====     ====      ==      ======  ====


     The table below sets forth the amounts and categories of non-performing assets, shown net of specific reserves, in Midland Federal's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, generally when the loan is delinquent 90 days or more. Foreclosed assets include assets acquired in settlement of loans.


                                                                   At June 30,
                                                         ---------------------------------
                                                         2002         2001         2000
                                                         ----         ----         ----
                                                              (Dollars in Thousands)
Non-Accruing Loans:
  One- to four-family .................................. $148          $218          $232
  Multi-family .........................................   --            61           155
  Consumer .............................................   15            62            76
   Commercial business .................................    1             3             4
                                                         ----          ----          ----
     Total .............................................  164           344           467
                                                         ----          ----          ----

Foreclosed Assets:
  One- to four-family ..................................   --            --            --
                                                         ----          ----          ----
     Total .............................................   --            --            --
                                                         ----          ----          ----

Total non-performing assets ............................ $164          $344          $467
                                                         ====          ====          ====

Total as a percentage of total assets .................  0.11%         0.24%         0.34%
                                                         ====          ====          ====


     As of June 30, 2002, there were no concentrations of loans in any types of industry which exceeded 10% of Midland Federal's total loans that are not included as a loan category in the preceding table.

     For the fiscal year ended June 30, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $5,000, which interest income was not accrued into interest income for the fiscal year ended June 30, 2002.

     Non-Accruing Loans. As of June 30, 2002, non-accruing one-to-four family loans totaled $148,000 and consisted of four loans secured by properties located in Midland Federal's primary market area.

     As of June 30, 2002, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     Classified Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and Federal Deposit Insurance Corporation examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the savings association to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated "special mention" by management.

     When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as a "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Midland Federal's District Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, Midland Federal regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2002, Midland Federal had classified a total of $218,000 of its assets as substandard, none as doubtful, none as loss and none as special mention.

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

     Midland Capital's allowance for loan losses decreased by $9,000 to $350,000 at June 30, 2002 from $359,00 at the prior fiscal year end. At fiscal year end, the $350,000 in general allowance for loan losses was determined by Midland Capital to be consistent with its policy for the establishment and maintenance of adequate levels of general loan loss allowances. The $9,000 decrease in loan loss allowances was the result of $38,000 in loan charge-offs offset by $14,000 in loan loss recoveries and $15,000 in loan loss provisions during fiscal 2002. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances
differ   substantially   from  the
assumptions used in making the final determination. Future additions to Midland Federal's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2002 Midland Federal had a total allowance for losses on loans of $350,000 or .41% of total loans. See Note 5 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto.

         The following table sets forth an analysis of Midland Federal's allowance for loan losses.


                                                                       Year Ended June 30,
                                                              --------------------------------------
                                                               2002           2001          2000
                                                               ----           ----          ----
                                                                      (Dollars in Thousands)
Balance at beginning of period ..............................  $ 359          $ 369          $ 366
                                                               -----          -----          -----

Charge-offs:
 One- to four-family ........................................     --             --             --
 Consumer ...................................................     35             11             --
 Commercial business ........................................      3             13             --
                                                               -----          -----          -----
      Total charge-offs .....................................     38             24             --
                                                               -----          -----          -----

Recoveries:
 One- to four-family ........................................     14             14             --
 Consumer ...................................................     --             --              3
                                                               -----           -----         -----
     Total recoveries .......................................     14             14              3
                                                               -----           -----         -----

Net charge-offs .............................................    (24)           (10)             3
                                                                              -----          -----
Additions charged to operations .............................     15             --             --
Balance at end of period ....................................  $ 350          $ 359          $ 369
                                                               =====          =====          =====

Ratio of net charge-offs during the period to
 average loans outstanding during the period ................   0.03%          0.04%           ---%

Ratio of net charge-offs during the period to
 average non-performing assets ..............................   9.60%          2.93%           ---%

Allowance for loan losses to
 non-performing loans) ......................................  213.29%        104.63%        78.91%

Allowance for loan losses to total loans ....................   0.41%          0.52%          0.69%


     The following table presents the portions of the allowance for loan losses applicable to each loan category.


                                                                 June 30,
                                 ----------------------------------------------------------------------
                                               2002                    2001                    2000
                                               ----                    ----                    ----
                                               Percent                Percent                 Percent
                                              of Loans               of Loans                of Loans
                                               in Each                in Each                 in Each
                                              Category               Category                Category
                                              to Total                to Total                to Total
                                   Amount      Loans      Amount       Loans       Amount      Loans
                                   ------      -----      ------       -----       ------      -----
                                                          (Dollars in Thousands)
One- to four-family.............. $113        95.56%      $  96        93.23%       $102         91.84%
Multi-family.....................    2         1.41          64         2.17         126         3.04
Non-residential..................    2         1.08           1         0.70           1          0.82
Construction.....................  ---                      ---         1.19         ---         0.90
                                                ---
Consumer.........................    4                       55         2.70          67         3.32
                                                ---
Commercial business..............  ---         1.94           2         0.01           3          0.08
Unallocated......................  229         0.01         141          ---          70
                                  ----         ----        ----          ---

     Total....................... $350       100.00%       $359       100.00%       $369        100.00%
                                  ====       ======        ====       ======        ====        ======


Investment Activities
---------------------

     As a part of its asset/liability management strategy and as a response to a high level of competition for loans and low level of loan demand in parts of Midland Federal's market area, Midland Federal invests in various types of liquid assets, short and medium term government securities as well as smaller amounts of other assets. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

     At June 30, 2002, Midland Federal's interest-bearing deposits in other financial institutions totaled $28.5 million, or 18.9% of its total assets, and investment securities totaled $16.0 million, or 10.6% of its total assets. As of such date, Midland Federal also had a $897,000 investment in the common stock of the FHLB of Chicago in order to satisfy the requirement for membership in this institution. At June 30, 2002, the average term to maturity or repricing of the investment securities portfolio was approximately two years.

     The following table sets forth the composition of Midland Federal's investment portfolio at the dates indicated.


                                                                          At June 30,
                                            ---------------------------------------------------------------------
                                                      2002                    2001                   2000
                                                      ----                    ----                   ----
                                              Carrying      Fair      Carrying      Fair     Carrying      Fair
                                                Value       Value       Value      Value       Value       Value
                                                -----       -----       -----      -----       -----       -----
                                                                         (In Thousands)
Investment Securities:
 U.S. government securities.................      $980      $1,205      $8,477      $8,741     $18,469     $18,508
 U.S. agency securities.....................    15,025      15,257      22,614      22,907       6,500       6,431
 FHLB - Chicago stock.......................       897         897         783         783         728         728
                                               -------    --------    --------    --------  ----------   ---------
   Total investment securities..............   $16,902     $17,359     $31,874     $32,431     $25,697     $25,667
                                               =======     =======     =======     =======     =======     =======

Interest-bearing deposits:

 FHLB daily investment......................    $3,569    $  3,569    $  2,424      $2,424     $17,625     $17,625
 Other daily investments....................    24,913      24,913      14,015      14,015      12,005      12,005
                                                ------     -------      ------      ------    --------     -------
  Total interest-bearing deposits...........   $28,482     $28,482     $16,439     $16,439     $29,630     $29,630
                                               =======     =======     =======     =======     =======     =======


     The composition and maturities of the investment securities portfolio, excluding FHLB of Chicago stock, are indicated in the following table.


                                                                  June 30, 2002
                                           ---------------------------------------------------------------------
                                               1 Year     1 to 5       Over       Total Investment
                                              or Less      Years     10 Years        Securities
                                              -------      -----     --------        ----------
                                                                    (Dollars in Thousands)
                                                                                                        Weighted
                                                Book       Book        Book        Book       Fair       Average
                                               Value       Value      Value       Value       Value       Yield
                                               -----       -----      -----       -----       -----       -----
                                                                        (In Thousands)
U.S. government and agency securities        $ ---      $  ---       $980         $ 980      $1,205
U.S. Agency securities                      10,027       4,998        ---        15,025      15,257
                                            ------      ------     ------        ------      ------
                                            $10,027     $4,998       $980       $16,005      $16,462       5.43%
                                            =======     ======       ====       =======      =======      =====


Sources of Funds
----------------

     General. Deposit accounts have traditionally been the principal source of Midland Federal's funds for use in lending and for other general business purposes. In addition to deposits, Midland Federal derives funds from loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities.

     Deposits. Midland Federal attracts principally short-term and intermediate-term deposits from Midland Federal's primary market area. Midland Federal offers regular passbook accounts, NOW accounts, money market deposit accounts, fixed interest rate certificates of deposit with varying maturities, and negotiated rate $100,000 jumbo certificates of deposit.

     Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. Midland Federal has not actively sought deposits outside of its primary market area.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, competition and Midland Federal's pricing policies and capital requirements. Midland Federal regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews its cash flow requirements for liquidity and executes rate changes when deemed appropriate.

     Midland Federal has utilized high quality service and promotion to attract and retain passbook and transaction accounts. Midland Federal believes that these accounts are less interest rate sensitive and, in most interest rate environments, carry lower interest charges than certificate accounts. While there are costs associated with offering transaction accounts, Midland Federal believes that the fee income and enhanced spread outweigh any additional administrative expense. Midland Federal does not have any brokered deposits and has no present intention to accept or solicit such deposits.

     The following table sets forth the savings flows at Midland Federal during the periods indicated.


                                                                     Year Ended June 30
                                                         --------------------------------------------
                                                            2002             2001             2000
                                                            ----             ----             ----
                                                                    (Dollars in Thousands)
Opening balance ........................................  $ 131,504        $ 126,871        $ 120,225
Deposits ...............................................    421,210          423,623          438,125
Withdrawals ............................................   (417,924)        (424,012)         (436,191)
                                                          ---------        ---------          -------
Balance before interest credited .......................    134,790          126,506          122,159
Interest credited ......................................      3,654            4,998            4,712
                                                          ---------        ---------          -------

Ending balance .........................................  $ 138,444        $ 131,504        $ 126,871
                                                          =========        =========        =========

Net increase ...........................................  $   6,940        $   4,633        $   6,646
                                                          =========        =========        =========
Percent increase .......................................      5.28%             3.65%            5.53%
                                                          =========        =========        =========


     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Midland Federal at the dates indicated.


                                                                         June 30,
                                         --------------------------------------------------------------------------
                                                  2002                     2001                    2000
                                                  ----                     ----                    ----
                                                       Percent                 Percent                  Percent
                                           Amount     of Total      Amount     of Total     Amount     of Total
                                           ------     --------      ------     --------     ------     --------
                                                                 (Dollars in Thousands)
Interest Rate Range:
-------------------

Passbook accounts .....................  $ 51,592         37.27%    $ 43,581        33.14%   $ 42,814        33.75%
NOW accounts ..........................    14,140         10.21       11,107         8.45       9,829        7.75
Money market accounts .................     7,793          5.63        7,962         6.05       8,364        6.59
Non-interest bearing deposits .........     9,998          7.22       10,009         7.61       9,109        7.18
---------------------------------------  --------        ------     --------       ------    --------      ------
  Total non-certificates ..............    83,523         60.33       72,659        55.25      70,116       55.27
---------------------------------------  --------        ------     --------       ------    --------      ------

Certificates:
-------------

Interest rate range:
 2.01-3.00% ...........................    40,561         29.30           --                       --          --
 3.01-4.00% ...........................     7,647          5.52        8,316         6.32          --          --
 4.01-5.00% ...........................     2,670          1.93       29,201        22.21      16,284       12.84
 5.01-6.00% ...........................     3,943          2.85       16,649        12.66      36,309       28.62
 6.01-7.00% ...........................       100          0.07        4,679         3.56       4,162        3.28
                                         --------        ------     --------       ------    --------      ------
   Total certificates .................    54,921         39.67       58,845        44.75      56,755       44.73
                                         --------        ------     --------       ------    --------      ------
   Total deposits .....................  $138,444        100.00%    $131,504       100.00%   $126,871       100.00%
                                         ========        ======     ========       ======    ========      ======


     The following table shows rate and maturity information for Midland Federal's time deposits as of June 30, 2002.


                                    2.01-         3.01-        4.01-       5.01-                 Percent
                                    3.00%         4.00%        5.00%       6.00%       Total     of Total
                                    --------- ---------- ----------   ----------   ----------   --------
                                                           (Dollars in Thousands)


Certificate Accounts Maturing
in Quarter Ending:
------------------
September 30, 2002 ............... $17,814      $ 2,574      $   770        1,174      $22,332          40.66
December 31, 2003 ................  16,021          494          376          535       17,426          31.73
March 31, 2003 ...................   4,252        2,346          875        1,870        9,343          17.01
June 30, 2003 ....................   2,306        1,458           35          324        4,123           7.51
September 30, 2003 ...............      54         --            184          140          378           0.69
December 31, 2003 ................      60           71          166         --            297           0.54
March 31, 2004 ...................      50           67          264         --            381           0.69
June 30, 2004 ....................       4          193         --           --            197           0.36
September 30, 2004 ...............    --            252         --           --            252           0.46
December 31, 2004 ................    --            192         --           --            192           0.35
                                   -------      -------      -------      -------      -------         ------

     Total ....................... $40,561      $ 7,647      $ 2,670      $ 4,043      $54,921         100.00%
                                   =======      =======      =======      =======      =======         ======

     Percent of total ............   73.85%       13.93%        4.86%        7.36%      100.00%
                                     =====        =====         ====         ====       ======


     The following table indicates the amount of Midland Federal's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2002.


                                                                       Maturity
                                                 -------------------------------------------------------
                                                               Over        Over       Over
                                                 3 Months     3 to 6     6 to 12       12
                                                  or Less     Months      Months     Months       Total
                                                  -------     ------      ------     ------       -----

                                                                      (Dollars in Thousands)

Certificates of deposit less than $100,000......... $18,949     $13,925     $11,335    $1,579      $45,788

Certificate of deposit of $100,000 or more.........   3,383       3,501       2,131       118       9,133
                                                     ------      ------      ------    ------      ------

   Total certificates of deposit................... $22,332     $17,426     $13,466    $1,697      $54,921
                                                    =======     =======     =======    ======      =======

Borrowings
----------

     Midland Federal's other available sources of funds include advances from the Federal Home Loan Bank ("FHLB") of Chicago and collateralized borrowings. As a member of the FHLB of Chicago, Midland Federal is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Midland Federal has not had significant borrowings in recent years.

Competition
-----------

     Midland Federal faces strong competition in originating loans and in attracting deposits. Competition in originating loans comes primarily from other thrift institutions, commercial banks and mortgage bankers which make loans secured by real estate located in Midland Federal's primary market area. Midland Federal competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of service it provides to borrowers.

     Midland Federal faces substantial competition in attracting deposits from other thrift institutions, commercial banks, money market and mutual funds, credit unions and other investment vehicles. The ability of Midland Federal to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Midland Federal competes for these deposits by offering a variety of deposit accounts at competitive rates and convenient business hours. Midland Federal estimates its share of deposits in its primary market area to be less than 3%.

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

     Midland Federal has one service corporation, Midland Service Corporation, located in Bridgeview, Illinois, which was organized by Midland Federal in 1976 to act as a holding company for Midland Federal's other subsidiaries. At June 30, 2002, Midland Federal's equity investment in Midland Service Corporation was approximately 195,000. During fiscal 2002, Midland Service Corporation recorded a profit of $18,000.

     Midland Service Corporation owns MS Insurance Agency, an insurance agency which provides insurance products to customers of Midland Federal and to members of the general public in Midland Federal's market area. Insurance products offered by this agency, include credit life, health, homeowners' and disability. MS Insurance Agency had a profit of $15,000 for the 2002 fiscal year, all of which is included in the Midland Service Corporation income amounts reported above.

                                   REGULATION

     General. Midland Federal is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the U. S. government. Accordingly, Midland Federal is subject to broad federal regulation and oversight extending to all its operations. Midland Federal is a member of the FHLB of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Midland Federal is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of Midland Federal are insured by the FDIC. As a result, the

FDIC has certain regulatory and examination authority over Midland Federal.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Midland Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The last OTS examination commenced on January 2, 2001 using financial data as of September 30, 2000. When these examinations are conducted, the examiners may require Midland Federal to provide for higher general or specific loan loss reserves. Midland Federal is also subject to joint examination by the FDIC and the OTS.

     All savings associations are subject to semi-annual assessments, based upon the savings associations total assets. Midland Federal's paid assessment during the fiscal year ended June 30, 2002 was $42,000.

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

     In addition, the investment and lending authority of Midland Federal is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings association may invest in corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of regulatory capital, except with approval of the OTS. Midland Federal is in compliance with each of these restrictions.

     Midland Federal's permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2002, Midland Federal's lending limit under this restriction was $1.4 million. Midland Federal is in compliance with the loans-to-one-borrower limitation.

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

     Insurance of Accounts and Regulation by the FDIC. Midland Federal is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

     At fiscal year end 2002, the premium schedule for BIF- and SAIF- insured institutions ranged from 0 to 27 basis points, and both BIF- and SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to about 1.76 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the years 2017 through 2019.

     Regulatory Capital Requirements. Federally insured savings associations, such as Midland Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, any unrealized holding gains or losses, net of income taxes, on securities classified as available for sale in accordance with SFAS No. 115 are excluded from regulatory capital calculations. At June 30, 2002, Midland Federal had deductible retained mortgage servicing assets and an unrealized gain, net of tax, under SFAS No. 115 in the amount of $210,000.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to Midland Federal's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.

     At June 30, 2002, Midland Federal had tangible capital of $9.3 million, or 6.15% of adjusted total assets, which is approximately $7.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital or Tier 1 Capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill and a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions of FDICIA, discussed below, a savings association must maintain a core capital ratio of at least 4% to be considered "adequately capitalized" unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 2002, Midland Federal had retained mortgage servicing assets which were subject to these tests.

     At June 30, 2002, Midland Federal had core capital equal to $9.3 million, or 6.15% of adjusted total assets, which is $4.8 million above the minimum leverage ratio requirement of 3% in effect on that date. In addition, on such date Midland Federal had Tier 1 Risked-Based Capital equal to $9.3 million or a 11.49% of Risk-Weighted Assets, which is $6.1 million above the requirement of 4% on effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 2002, Midland Federal had no capital instruments that qualify as supplementary capital and $350,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. There were $15,000 in equity investments at June 30, 2002.

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

     On June 30, 2002, Midland Federal had total capital of $9.6 million (including $9.3 million in core capital and $350,000 of qualifying general loss reserves) and risk-weighted assets of $80.9 million or total capital of 11.90% of risk-weighted assets. This amount was $3.2 million above the 8% requirement in effect on that date.

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

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 or Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be subject to one or more of additional specified actions and operating restrictions, which may cover all aspects of its operations and include a forced merger or acquisition of Midland Federal.

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

     The imposition by the OTS or the FDIC of any of these measures on Midland Federal may have a substantial adverse effect on Midland Federal's operations and profitability and the value of its stock. If the OTS or the FDIC require an association such as Midland Federal, to raise additional capital through the issuance of stock or other capital instruments such issuance may result in the dilution in the percentage of ownership of Midland Federal.

     Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrIictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of Midland Federal would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     Generally, savings associations, such as Midland Federal, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years that is available for dividend. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Midland Federal may pay dividends in accordance with this general authority.

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

     OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. Midland Federal is in compliance with these rules.

     Qualified Thrift Lender Test. All savings associations, including Midland Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the 1986 Internal Revenue Code, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2002 Midland Federal was in compliance with the test.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, Midland Federal is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest all investments and cease all activities not permissible for a national bank.

     Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Midland Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Midland Federal. An unsatisfactory rating may be used as the basis for the denial of an application such as a branch or merger application by the OTS.

     Due to the heightened attention being given to the CRA in the past few years, Midland Federal may be required to devote additional funds for investment and lending in its local community. Midland Federal was examined for CRA compliance in 2002 and received a rating of "satisfactory."

     Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to Midland Federal as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of Midland Federal's capital. Affiliates of Midland Federal include any company which is under common control with Midland Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Midland Federal's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries as affiliates on a case-by-case basis.

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

Holding Company Regulation

     Midland Capital is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, Midland Capital is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over

Midland Capital and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, Midland Capital generally is not subject to activity restrictions. If Midland Capital acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of Midland Capital and any of its subsidiaries (other than Midland Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

     If Midland Federal fails the QTL test, Midland Capital must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure Midland Capital must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

     Midland Capital must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

     Federal Securities Law. The stock of Midland Capital is registered with the SEC under the Securities Exchange Act of 1934, as amended. Midland Capital is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Midland Capital Holdings Corporation stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Midland Capital may not be resold without registration or unless sold in accordance with certain resale restrictions. If Midland Capital meets specified current public information requirements, each affiliate of Midland Capital is able to sell in the public market, without registration, a limited number of shares in any three-month period.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 2002 Midland Federal was in compliance with these reserve requirements.

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     Federal Home Loan Bank System. Midland Federal is a member of the FHLB of Chicago, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

In addition, all long-term advances are required to provide funds for residential home financing. While a member of the FHLB of Chicago at June 30, 2002, Midland Federal had not entered into a credit arrangement with the FHLB of Chicago and, as such, could not obtain funds from the FHLB of Chicago.

         As a member, Midland Federal is required to purchase and maintain stock in the FHLB of Chicago. At June 30, 2002 Midland Federal had $897,000 in FHLB stock, which was in compliance with this requirement. In past years, Midland Federal has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.79% and were 6.34% for calendar year 2002.

     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Midland Federal's FHLB stock may result in a corresponding reduction in its capital.

     For the year ended June 30, 2002, dividends paid by the FHLB of Chicago to Midland Federal totaled $44,000, which was a $10,000 decrease from the amount of dividends received in fiscal year 2001. The $11,000 dividend received for the quarter ended June 30, 2002 reflects an annualized rate of 5.00%, or 1.34% below the rate for calender year 2001.

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

     In addition to the regular income tax, corporations, including savings institutions generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corpoioration's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

     To the extent earnings appropriated to a savings institutions bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2002, Midland Federal's excess for tax purposes totaled approximately $1.1 million.

     Midland Capital and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

     Midland Capital and its consolidated subsidiaries have never been audited by the IRS with respect to federal income tax returns. The statute of limitations has passed for tax years ending on or prior to June 30, 1999, for Midland Capital and its consolidated subsidiaries.

     Illinois Taxation. Midland Capital and its subsidiaries file separate Illinois income tax returns. For Illinois income tax purposes, Midland Capital and its subsidiaries are taxed at an effective rate equal to 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing significantly the Illinois taxable income of savings associations.

     Impact of New Accounting Standards. The following does not constitute a comprehensive summary of all material changes or developments affecting the manner in which Midland Capital keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the Financial Accounting Standards Board, which we refer to as FASB, which are of particular interest to financial institutions.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal year's beginning after June 15, 2002. As such, Midland Capital will adopt the provisions of SFAS No.143 on July 1, 2002. Midland Capital does not expect these provisions to have a material impact on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Term Assets." This Statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as well as the accounting and reporting of the Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and "primary-asset" approach to estimate cash flows in testing for impairment for long-lived assets. SFAS No. 144 is effective for financial statement issued for fiscal years beginning after December 15, 2001. As such, Midland Capital will adopt the provisions of SFAS No. 144 on July 1, 2002 The Company does not expect these provisions to have a material impact on its consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. As such, Midland Capital will adopt the provisions of SFAS No. 145 on July 1, 2002. Adoption of this statement is not expected to have a material effect on Midland Capital's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities which are initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on Midland Capital's consolidated financial statements.

Employees
---------

     At June 30, 2002, Midland Federal had a total of 43 full-time employees and 41 part-time employees. None of Midland Federal's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Description of Property
--------------------------------

Offices
-------

     Midland Federal owns the building and land for its main office at 8929 South Harlem Avenue, Bridgeview, Illinois. This office has 18,000 square feet and a net book value of $893,000 at June 30, 2002. Midland Federal also has a 99 year easement on land adjacent to its main office which expires in the year 2078. Midland Federal owns the building and land for its two branch offices in Chicago at 4040 South Archer Avenue in Brighton Park and 2657 West 69th Street in Marquette Park which have 2,000 and 2,500 square feet and $652,000 and $17,000 net book values at June 30, 2002, respectively. The Brighton Park branch, Midland Federal's original office, was completely remodeled during the current year and features a new drive-up banking facility, banking lobby, facade and signage.

     Midland Federal owns a parcel of vacant land located in Homer Glen, Illinois which has a net book value of $180,500 at June 30, 2002. Midland Federal has also entered into a lease for retail space and additional vacant land adjacent to the same location in Homer Glen, Illinois. Midland Federal established a full service branch banking facility at this location which opened for business during April 1999. The net book value of remodeling and leasehold improvement costs at this 32,846 square foot location amount to approximately $414,000 at June 30, 2002.

Computer Equipment
------------------

         Midland Federal's recordkeeping activities are maintained on an on-line basis with an independent service bureau. Midland Federal's accounting and loan origination activities are maintained on an in-house computer network. The net book value of Midland Federal's computer equipment at June 30, 2002 was $151,000.

Item 3.  Legal Proceedings
--------------------------

     Midland Federal is, from time to time, a defendant to certain lawsuits arising in the ordinary course of its business. Midland Federal believes that there is no litigation pending which, if adversely determined, would have a material adverse effect on its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 2002.

                                     PART II
                                     -------


Item 5. Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     Page 20 of the 2002 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     Pages 6 through 20 of the 2002 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Financial Statements
----------------------------
     Pages 22 through 46 of the 2002 Annual Report to Stockholders are herein incorporated by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
              ------------------------

     There have been no changes in or disagreements with Midland Federal's accountants on accounting and financial disclosure matters.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
        --------------------------------------

     Information concerning Directors of the Issuer is incorporated herein by reference from Midland Capital's definitive proxy statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation
--------------------------------

     Information concerning executive compensation is incorporated herein by reference from Midland Capital's definitive proxy statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from Midland Capital's definitive Proxy Statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

     The following table sets forth information with respect to securities to be issued under Midland Capital's equity compensation plans as of June 30, 2002.

                      Equity Compensation Plan Information


===================================================================================================================================
Plan Category                                                  (a)                             (b)                       (c)
                                                Number of securities to be issued  Weighted-average exercise  Number of securities
                                                upon exercise of outstanding       price of outstanding       remaining available
                                                options, warrants and rights       options, warrants and      for future issuance
                                                                                   rights                     under equity
                                                                                                              compensation plans
                                                                                                              (excluding securities
                                                                                                              reflected in column
                                                                                                              (a))

===================================================================================================================================
Equity compensation plans approved by security holders:

1.  1993 Stock Option and Incentive Plan(1)     1.  8,625                          1. 11.25                    1. 6,900
2.  Recognition and Retention Plan(1)           2. N/A                             2.  N/A(2)                  2. N/A


===================================================================================================================================
Equity compensation plans not approved by
security holders                                               N/A

===================================================================================================================================
Total                                                         8,625                           11.25                     6,900
===================================================================================================================================


(1) Information regarding these plans is set forth under Item 10 to this Report.

(2)  Awards under plan consist of restricted stock.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Information concerning relationships and transactions is incorporated herein by reference from Midland Capital's definitive proxy statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV
                                     -------

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------
         (a) Exhibits:
         ------------

                                                                                              Reference to
                                                                                              Prior Filing
                                                                                               or Exhibit
   Regulation                                                                               Number Attached
  S-K Exhibit                                                                                    Hereto
    Number         Document
    ------         --------

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



                 Recognition and Retention Plan........................................            ***
                 401(k) Retirement/Savings Plan........................................            ***
    11           Statement re computation of per share earnings.........................          ****
    13           Annual Report to Security Holders......................................            13
    16           Letter on change in certifying accountant..............................          None
    18           Letter on change in accounting principles..............................          None
    21           Subsidiaries of Registrant.............................................          None
    22           Published report regarding matters submitted to vote of security                 None
                 holders................................................................
    23           Consent of Experts and Counsel.........................................          None
    24           Power of Attorney......................................................      Not required
    99           Section 906 Certification under the Sarbanes-Oxley Act of 2002.........           99
--------------------


     *Filed on January 15, 1993 as an exhibit to Midland  Federal's initial Form
          AC.

     **Filed on March 19, 1993 as an exhibit to Midland Federal's  Pre-Effective
          Amendment No. One to the Form AC.

     ***Filed on June 22,  1998 as exhibits  to Midland  Capital's  Registration
          Statement No. 333-57399 on Form S-4. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

     ****See Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report under Exhibit 13.

     (b)  Reports on Form 8-K:

     No reports on Form 8-K have been filed during the three-month period ended June 30, 2002.

Item 14. Controls and Procedures
--------------------------------

     Page 18 of the 2002 Annual Report to Stockholders is incorporated by reference herein.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MIDLAND CAPITAL HOLDINGS CORPORATION


Date:   September 25, 2002                   By: /s/ Paul M. Zogas
                                                ---------------------
                                                Paul M. Zogas
                                                Chairman, President
                                                and Chief Executive Officer
                                               (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Paul M. Zogas                                              /s/ Charles A. Zogas
---------------------------------------------------            -------------------------------------------
Paul M. Zogas, Chairman, President and Chief                   Charles A. Zogas, Director, Executive Vice
Executive and Financial Officer                                President and Secretary
(Principal Executive and Financial and Accounting
Officer)

Date:  September 25, 2002                                      Date:  September 25, 2002



/s/ Jonas Vaznelis, Director                                   /s/ Richard Taylor
---------------------------------------------------             ------------------------------------------
Jonas Vaznelis, Director                                       Richard Taylor, Director and Vice President

Date:  September 25, 2002                                      Date:  September 25, 2002



/s/ Michael J. Kukanza                                         /s/ Algerd Brazis
---------------------------------------------------            -------------------------------------------
Michael J. Kukanza, Director                                   Algerd Brazis, Director

Date:  September 25, 2002                                      Date: September 25, 2002


                      MIDLAND CAPITAL HOLDINGS CORPORATION

               CHIEF EXECUTIVE AND FINANCIAL OFFICER CERTIFICATION

I, Paul Zogas, certify that:

1. I have reviewed this annual report on Form 10-KSB of Midland Capital Holdings Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 25, 2002                                 /s/ Paul Zogas
                                                         ----------------------
                                                         Paul Zogas
                                                         President and Chief
                                                         Executive Officer and
                                                         Chief Financial Office