Form 10QSB
period 2002-09-30
MIDLAND CAPITAL HOLDINGS CORP
filed 2002-11-14
CIK 1061234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from               to
                                            ---------------  -------------------

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

                8929 S. Harlem Avenue, Bridgeview, Illinois 60455
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's telephone number, including area code:     (708) 598-9400
                                                         -----------------------

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

                     As of November 14, 2002, the Issuer had
             363,975 shares of Common Stock issued and outstanding.

                      MIDLAND CAPITAL HOLDINGS CORPORATION

Part  I.  FINANCIAL INFORMATION                                                     PAGE
                                                                                    ----
     Item 1.  Financial Statements
              Consolidated Statements of Financial Condition -
              September 30, 2002 (unaudited) and June 30, 2002.....................   1

              Consolidated Statements of Earnings - Three Months
              Ended September 30, 2002 and 2001 (unaudited)........................   2

              Consolidated Statements of Changes in Stockholders' Equity -
              Three Months Ended September 30, 2002 (unaudited)....................   3

              Consolidated Statements of Cash Flows - Three Months
              Ended September 30, 2002 and 2001 (unaudited)........................   4

              Notes to Consolidated Financial Statements...........................  5-6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................  7-13


Part II.  OTHER INFORMATION........................................................   14

     Index to Exhibits.............................................................   15


                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES


Part I -- FINANCIAL INFORMATION

Consolidated Statements of Financial Condition


Assets                                                            September 30,       June 30,
------                                                                2002              2002
                                                                      ----              ----
                                                                  (Unaudited)

Cash and amounts due from depository institutions                $  3,349,334         4,439,811
Interest-bearing deposits                                          34,279,366        28,481,627
                                                                 ------------       -----------
Total cash and cash equivalents                                    37,628,700        32,921,438
Investment securities, held to maturity (fair value:
  September 30, 2002 - $7,611,725;
  June 30, 2002 - $10,182,850)                                      7,515,602        10,026,708
Investment securities available for sale, at fair value             6,417,812         6,279,537
Mortgage-backed securities, held to maturity (fair value:
  September 30, 2002 - $9,414,096;
  June 30, 2002 - $10,553,233)                                      9,167,242        10,359,768
Loans receivable (net of allowance for loan losses:
  September 30, 2002 - $366,410;
  June 30, 2002 - $350,260)                                        90,370,998        85,346,846
Loans receivable held for sale                                        107,000           739,806
Stock in Federal Home Loan Bank of Chicago                            896,600           896,600
Office properties and equipment, net                                2,775,299         2,816,584
Accrued interest receivable                                           626,125           649,856
Prepaid expenses and other assets                                     469,475           551,805
                                                                 ------------       -----------
Total assets                                                     $155,974,853       150,588,948
                                                                 ============       ===========


Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
Deposits                                                         $143,314,285       138,443,669
Advance payments by borrowers for taxes and insurance               1,342,641           985,144
Other liabilities                                                     674,271           763,580
                                                                 ------------       -----------
Total liabilities                                                 145,331,197       140,192,393
                                                                 ============       ===========

Stockholders' equity:
Preferred stock, $.01 par value:
  authorized 50,000 shares; none outstanding                               --                --
Common stock, $.01 par value: authorized 600,000
  shares; issued and outstanding 363,975 shares
  at September 30, 2002 and June 30, 2002                               3,640             3,640
Additional paid-in capital                                          3,276,855         3,276,855
Retained earnings - substantially restricted                        7,073,426         6,917,305
Accumulated other comprehensive income, net of income taxes           289,735           198,755
                                                                 ------------       -----------
Total stockholders' equity                                         10,643,656        10,396,555
                                                                 ------------       -----------
Total liabilities and stockholders' equity                       $155,974,853       150,588,948
                                                                 ============       ===========



See accompanying notes to consolidated financial statements.


                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                                ----------------


Consolidated Statements of Earnings (Unaudited)
                                                                Three Months Ended
                                                                  September 30,
                                                             2002             2001
                                                             ----             ----
Interest income:
  Interest on loans                                       $1,482,560       1,287,641
  Interest on mortgage-backed securities                     139,181         268,799
  Interest on investment securities                          185,415         451,791
  Interest on interest-bearing deposits                      140,312         140,681
  Dividends on FHLB stock                                     11,299          12,084
                                                          ----------       ---------
Total interest income                                      1,958,767       2,160,996
                                                          ----------       ---------
Interest expense:
  Interest on deposits                                       785,134       1,164,605
                                                          ----------       ---------
Total interest expense                                       785,134       1,164,605
                                                          ----------       ---------

Net interest income before provision for loan losses       1,173,633         996,391
Provision for loan losses                                     15,000               0
                                                          ----------       ---------
Net interest income after provision for loan losses        1,158,633         996,391
                                                          ----------       ---------
Non-interest income:
  Loan fees and service charges                              128,950         117,957
  Commission income                                           18,371          15,619
  Profit on sale of loans                                     13,131           9,384
  Deposit related fees                                       131,835         128,938
  Other income                                                13,195          14,610
                                                          ----------       ---------
Total non-interest income                                    305,482         286,508
                                                          ----------       ---------
Non-interest expense:
  Staffing costs                                             636,079         582,169
  Advertising                                                 14,578          13,487
  Occupancy and equipment expenses                           186,574         179,232
  Data processing                                             49,638          49,236
  Federal deposit insurance premiums                           5,975           6,172
  Other                                                      252,003         203,786
                                                          ----------       ---------
Total non-interest expense                                 1,144,847       1,034,082
                                                          ----------       ---------

Income before income taxes                                   319,268         248,817
Income tax provision                                         108,551          84,598
                                                          ----------       ---------
Net income                                                $  210,717         164,219
                                                          ==========         =======

Earnings per share (basic)                                $     0.58            0.45
                                                          ==========         =======
Earnings per share (diluted)                              $     0.57            0.45
                                                          ==========         =======
Dividends declared per common share                       $     0.15            0.10
                                                          ==========         =======


See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                                ----------------


Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                                                         Accumulated
                                                       Additional                           Other
                                        Common           Paid-In          Retained      Comprehensive
                                         Stock           Capital          Earnings          Income         Total
                                         -----           -------          --------          ------         -----

Balance at June 30, 2002               $    3,640        3,276,855        6,917,305         198,755      10,396,555

Comprehensive Income:

  Net Income                                                                210,717                         210,717

  Other comprehensive
    income, net of tax:

  Unrealized holding gain
    during the period                                                                        90,980          90,980
                                                                          ---------         -------      ----------
Total comprehensive income                                                  210,717          90,980         301,697

  Dividends declared on common
    stock ($0.15 per share)                                                 (54,596)                        (54,596)
                                       ----------        ---------        ---------         -------      ----------
Balance at September 30, 2002          $    3,640        3,276,855        7,073,426         289,735      10,643,656
                                       ==========        =========        =========         =======      ==========



See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                                ----------------

Consolidated Statements of Cash Flows (Unaudited)
                                                                         Three Months Ended
                                                                            September 30,
                                                                      2002               2001
                                                                      ----               ----
Cash flows from operating activities:
Net income                                                     $     210,717             164,219
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation                                                        78,950              78,523
  Amortization of premiums and discounts on securities                 5,356              (8,240)
  Provision for loan losses                                           15,000                  --
  Proceeds from sale of loans held for sale                          929,225             684,226
  Origination of loans held for sale                                (296,419)           (725,300)
  Profit on sale of loans                                            (13,131)             (9,384)
  Decrease in accrued interest receivable                             23,731              90,692
  Decrease in accrued interest payable                                (1,683)             (1,892)
  Decrease in deferred income on loans                               (21,162)            (40,056)
  Decrease (increase) in other assets                                 48,593             (98,880)
  (Decrease) increase in other liabilities                           (87,626)             18,775
                                                               -------------          ----------
Net cash provided by operating activities                            891,551             152,683
                                                               -------------          ----------
Cash flows from investing activities:
  Proceeds from repayments of mortgage-backed securities,
    held to maturity                                               1,197,849           1,632,229
  Purchase of investment securities, available for sale                   --          (2,503,906)
  Proceeds from maturities of investment securities,
    held to maturity                                               2,500,000           2,500,000
  Loan disbursements                                             (12,099,733)        (10,974,475)
  Loan repayments                                                  7,081,743           4,340,887
  Property and equipment expenditures                                (37,665)            (10,607)
                                                               -------------          ----------
Net cash provided for investing activities                        (1,357,806)         (5,015,872)
                                                               -------------          ----------
Cash flows from financing activities:
  Deposit account receipts                                       113,294,621         107,089,347
  Deposit account withdrawals                                   (109,174,507)       (105,451,033)
  Interest credited to deposit accounts                              750,502           1,107,807
  Payment of dividends                                               (54,596)            (36,397)
  Increase in advance payments by borrowers
    for taxes and insurance                                          357,497             376,415
                                                               -------------          ----------
Net cash provided by financing activities                          5,173,517           3,086,139
                                                               -------------          ----------

Increase (decrease) in cash and cash equivalents                   4,707,262          (1,777,050)
Cash and cash equivalents at beginning of period                  32,921,438          20,718,671
                                                               -------------          ----------
Cash and cash equivalents at end of period                     $  37,628,700          18,941,621
                                                               =============          ==========

Cash paid during the period for:
  Interest                                                     $     786,817           1,166,497
  Income taxes                                                       255,525               5,654
                                                               =============          ==========


See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.

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

Note C - Earnings Per Share
Earnings per share for the three month periods ended September 30, 2002 and 2001 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note D - Industry Segments
The Company operates principally in the thrift industry through its subsidiary savings and loan. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to thrift operations.

Note E - Effect of New Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on July 1, 2002 and upon adoption, this pronouncement did not have a material impact on the Company's consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Note E - Effect of New Accounting Pronouncements (continued)
In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Term Assets". This statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as well as the accounting and reporting of the Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and "primary-asset" approach to estimate cash flows in testing for impairment for long-lived assets. SFAS No. 144 is effective for financial statement issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on July 1, 2002 and upon adoption, this pronouncement did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from
Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64 "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers". This Statement amended SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on July 1, 2002 and upon adoption, this pronouncement did not have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions and real estate values in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

GENERAL (continued)
The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2002, Midland Federal's capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 5.85% and a risk-based capital ratio of 12.32%.

FINANCIAL CONDITION
At September 30, 2002, total assets of the Company increased by $5.4 million to $156.0 million from $150.6 million at June 30, 2002. Loans receivable, including loans available for sale, increased $4.4 million to $90.5 million at September 30, 2002. The Company originated $12.4 million of primarily fixed rate loans during the quarter ended September 30, 2002 compared to loan originations of $11.7 million during the prior year quarter. The higher loan origination volume in the current quarter was due in part to an increase in mortgage refinancing activity as a result of the decline in interest rates that began in January 2001. Offsetting loan originations in the current quarter were loan repayments of $7.1 million as well as loan sales of $929,000. There were no new purchases of mortgage-backed securities during the quarter ended September 30, 2002 and as a result, the balance of mortgage-backed securities decreased by $1.2 million to $9.2 million due to repayments and amortization. The $4.4 million increase in net loans receivable, discussed above, was funded in part by the $1.2 million decrease in mortgage-backed securities as well as a $4.9 million increase in deposits.

The balance of investment securities classified as held to maturity decreased by $2.5 million to $7.5 million at September 30, 2002 due to maturities of U.S. Agency securities. Investment securities available for sale remained stable at $6.4 million at September 30, 2002 compared to $6.3 million at June 30, 2002. Gross unrealized gains in the available for sale portfolio were $439,000 at September 30, 2002 compared to gross unrealized gains of $301,000 at June 30, 2002, reflecting the positive impact of lower interest rates. The weighted average remaining term to maturity of the Company's total investment securities portfolio at September 30, 2002 was 1.7 years.

In anticipation of an increase in economic activity and upward pressure on interest rates in fiscal 2003, the Company increased the balance of cash and cash equivalents by $4.7 million to $37.6 million at September 30, 2002 from $32.9 million at June 30, 2002. The increase in cash equivalents during the quarter ended September 30, 2002 was partly funded by the proceeds of $2.5 million in maturing U.S. Agency securities, discussed above.

Non-performing assets consisted of $648,000 in non-accruing loans at September 30, 2002 compared to $164,000 at June 30, 2002. The allowance for loan losses increased by $16,000 to $366,000 at September 30, 2002 as a result of $15,000 in loan loss provisions and $1,000 in recoveries during the quarter ended September 30, 2002. Non-accruing loans at September 30, 2002 consisted of $620,000 in one-to-four family residential mortgage loans and $28,000 in non-mortgage loans. At September 30, 2002 the Company's ratio of allowance for loan losses to non-performing loans was 56.47% compared to 213.29% at June 30, 2002. Management believes that the current allowance for loan losses is adequate to cover probable accrued losses in the portfolio.

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

                                               September 30,         June 30,
                                                   2002                2002
                                                   ----                ----
                                                    (Dollars in Thousands)
Non-Accruing Loans:
  One-to-four family                               $620                $148
  Multi-family                                       --                  --
  Consumer                                           24                  15
  Commercial business                                 4                   1
                                                   ----                ----
      Total non-performing loans                   $648                $164
                                                   ----                ----
Foreclosed Assets:
         One-to-four family                          --                  --
                                                   ----                ----
                  Total foreclosed assets            --                  --
                                                   ----                ----

Total non-performing assets                        $648                $164
                                                   ====                ====

Total as a percentage of total assets              0.42%               0.11%
                                                   ====                ====

As of September 30, 2002, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

FINANCIAL CONDITION (continued)
The following table sets forth an analysis of the Company's allowance for loan losses.

                                                         Three Months Ended
                                                            September 30,
                                                       2002              2001
                                                       ----              ----
                                                       (Dollars in Thousands)

Balance at beginning of period                         $350            $   360

Charge-offs:
  One-to-four family loans                               --                 --
  Consumer loans                                         --                 --
  Commercial business loans                              --                 --
                                                       ----            -------
    Total charge-offs                                    --                 --
                                                       ----            -------
Recoveries:
  One-to-four family loans                                1                 --
  Multi-family loans                                     --                 --
  Consumer loans                                         --                 --
                                                       ----            -------
    Total recoveries                                      1                 --
                                                       ----            -------

Net (charge-offs) recoveries                              1                 --
Additions charged to operations                          15                 --
                                                       ----            -------
Balance at end of period                               $366            $   360
                                                       ====            =======

Ratio of net charge-offs during the period to
 average loans outstanding during the period            --%                 --%

Ratio of net charge-offs during the period to
 average non-performing assets                          --%                 --%

Allowance for loan losses to non-performing loans      56.47%            108.61%

Allowance for loan losses to total loans               0.40%               0.48%


The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for possible accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.

Deposits for the quarter ended September 30, 2002 increased $4.9 million as a result of interest credited to deposits in the amount of $751,000 as well as actual deposit inflows, net of withdrawals, in the amount of $4.1 million. The net increase in savings deposits is primarily attributed to a $4.7 million increase in certificate of deposit accounts, a $226,000 increase in demand deposit accounts, an $88,000 increase in passbook deposits and a $14,000 increase in NOW accounts offset by a $117,000 decrease in money market accounts.

Stockholders' equity increased $247,000, or 2.4%, to $10.6 million at September 30, 2002 from $10.4 million at June 30, 2002. The increase in stockholders' equity was due to net income of $211,000 and an increase in accumulated other comprehensive income of $91,000 offset by the payment of cash dividends in the amount of $55,000.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS
The Company had net income of $211,000 for the quarter ended September 30, 2002 compared to net income of $164,000 for the quarter ended September 30, 2001. The increase in net income in the current quarter is the result of a $177,000 increase in net interest income and a $19,000 increase in non-interest income offset by a $110,000 increase in non-interest expense, a $15,000 increase in provision for loan losses and a $24,000 increase in income taxes. For a discussion on the increases in both non-interest income and non-interest expense, respectively, see "Non-Interest Income" and "Non-Interest Expense."

The increase in net interest income was primarily the result of increases in interest rate spread and net interest margin. For the quarter ended September 30, 2002, interest rate spread and net interest margin increased to 2.98% and 3.22%, respectively, from 2.51% and 2.91% in the prior year quarter. The increases in both interest rate spread and net interest margin were primarily attributed to a decline in the average cost of deposits which more than offset a decline in the average yield earned on interest earning assets as interest costing deposits re-priced more quickly than interest earning assets during a period of declining market interest rates.

Interest Income
Interest income decreased $202,000, or 9.4%, for the quarter ended September 30, 2002 as compared to the same period last year. The decrease in interest income is primarily attributed to a decrease in the average yield earned on interest earning assets to 5.38% for the quarter ended September 30, 2002 from 6.30% in the prior year quarter. The decrease in the average yield earned on interest earning assets offset an $8.5 million increase in the average balance of interest earning assets to $145.7 million for the quarter ended September 30, 2002 compared to $137.2 million for the quarter ended September 30, 2001.

Interest on loans receivable increased $195,000, or 15.1%, for the quarter ended September 30, 2002 from the comparable quarter in 2001. The increase in interest income was primarily attributed to a $15.0 million increase in the average outstanding balance of net loans receivable to $88.3 million for the quarter ended September 30, 2001 from $73.3 million for the quarter ended September 30, 2001. The increase in the average outstanding balance of net loans receivable offset a decrease in the average yield earned on loans receivable to 6.72% for the quarter ended September 30, 2002 compared to 7.03% for the quarter ended September 30, 2001.

Interest on mortgage-backed securities decreased $130,000, or 48.2%, for the quarter ended September 30, 2002 from the comparable quarter in 2001. The decrease in interest income is attributed to a decrease in the average balance of mortgage-backed securities as well as a decrease in the average yield earned on mortgage-backed securities in the quarter ended September 30, 2002 as compared with the same period last year. For the quarter ended September 30, 2002, the average balance of mortgage-backed securities decreased $6.7 million to $9.5 million from $16.2 million in the prior year quarter. The average yield earned on mortgage-backed securities also decreased to 5.88% for the quarter ended September 30, 2002 from 6.62% for the quarter ended September 30, 2001. The decrease in the average yield earned on mortgage-backed securities was primarily the result of a decrease in the yield earned on the Company's balance of adjustable rate mortgage-backed securities, which re-priced at lower yields as market interest rates decreased between the two quarterly periods.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)
Interest earned on investment securities decreased $266,000, or 59.0%, for the quarter ended September 30, 2002 from the quarter ended September 30, 2001. The decrease in interest income is primarily attributed to a $16.3 million decrease in the average outstanding balance of investment securities to $15.1 million for the quarter ended September 30, 2002 from $31.4 million in the prior year quarter. The average yield earned on investment securities also decreased to 4.89% for the quarter ended September 30, 2002 compared to 5.75% for the quarter ended September 30, 2001.

Interest earned on interest bearing deposits remained stable at $140,000 for the quarter ended September 30, 2002 compared with the same quarter in 2001 as an increase in the average outstanding balance offset a decrease in the average yield earned on interest bearing deposits. The average outstanding balance of interest bearing deposits increased by $16.5 million to $31.9 million for the quarter ended September 30, 2002 from $15.4 million for the prior year quarter. The average yield earned on interest bearing deposits decreased to 1.76% for the quarter ended September 30, 2002 from 3.65% for the quarter ended September 30, 2001. The $16.5 million increase in interest bearing deposits was funded by the $16.3 million decrease in the Company's investment securities portfolio, discussed above.

Interest Expense
Interest expense decreased $379,000, or 32.6%, for the quarter ended September 30, 2002 compared with the prior year quarter. The decrease in interest expense is attributable to a decrease in the average cost paid on interest costing deposits to 2.40% for the quarter ended September 30, 2002 from 3.80% for the quarter ended September 30, 2001. The decrease in the average cost paid on interest costing deposits was partially offset by an $8.3 million increase in the average outstanding balance of interest costing deposits to $131.0 million for the quarter ended September 30, 2002 from $122.7 million for the prior year quarter.

Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management's periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $366,000, or .40% of total loans, at September 30, 2002 compared to $350,000, or .41% of total loans, at June 30, 2002. The $16,000 increase in the Company's allowance for loan losses during the current quarter was the result of $1,000 in recoveries and $15,000 in loan loss provisions. The Company incurred no loan charge-offs during the quarter ended September 30, 2002. At September 30, 2002, after consideration of the high concentration of one-to-four family mortgage loans in the loan portfolio, the absence of any loan charge offs and the strong housing market, the $366,000 allowance for loan losses was determined by the Company to be consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves.

Non-Interest Income
Non-interest income increased $19,000 to $305,000 in the quarter ended September 30, 2002 as compared to the prior year quarter. The primary factors for the increase in non-interest income in the current quarter were an $11,000 increase in loan fees and service charges, a $4,000 increase in profit on the sale of loans, a $3,000 increase in deposit related fees and a $3,000 increase in commission income. The increase in loan fees and service charges in the current quarter is attributed to an increase in loan origination activity compared to the prior year quarter, as loan originations increased to $12.4 million from $11.7 million, while loan sales amounted to $929,000 during the current quarter compared to $684,000 in the prior year quarter.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Non-Interest Expense
Non-interest expense increased $110,000 to $1.1 million in the quarter ended September 30, 2002 as compared to the prior year quarter. The increase in non-interest expense is primarily the result of a $54,000 increase in staffing costs, a $27,000 increase in computer software and support expense, a $7,000 increase in office occupancy expense and a $6,000 increase in professional fees. The increase in staffing costs is primarily attributed to a $22,000 increase in the cost of employee benefits and a $10,000 increase in loan origination commissions, due to an increase in lending volume. The increase in computer software and support expense is primarily attributed to the conversion to a new computer network operating system during the current quarter.

Income Taxes
Income taxes increased $24,000 to $109,000 in the quarter ended September 30, 2002 from $85,000 for the same period last year. The increased income tax provision was due primarily to the increase in operating income in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds,
(ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. At September 30, 2002 the Company had commitments to originate $6.7 million in single-family mortgage loans and commitments to sell $107,000 in loans.

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

At September 30, 2002, the Association had tangible and core capital of $9.1 million, or 5.85% of adjusted total assets, which was approximately $6.8 million and $4.4 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At September 30, 2002, the Association had total capital of $9.5 million (including $9.1 million in core capital) and risk-weighted assets of $76.5 million, or total capital of 12.38% of risk-weighted assets. This amount was $3.4 million above the 8.0% requirement in effect on that date.

DISCLOSURE AND INTERNAL CONTROLS
The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications between the Chief Executive Officer and each department head to identify any new transactions, events, trends, risks or contingencies which may be material to the Company's operations. The Company's independent auditors meet with the Chief Executive Officer on a quarterly basis, and with the Audit Committee when requested, to identify and discuss the Company's material accounting policies and disclosure. The Company has evaluated the effectiveness of these interim disclosure controls within the 90 days prior to the filing of this report. The Company maintains internal controls and has evaluated such controls within 90 day of the filing of this report. There have not been any significant changes in such internal controls subsequent to the date of their evaluation.

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

Item 2.  CHANGES IN SECURITIES
Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

Item 5.  OTHER INFORMATION
Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:
     See Exhibit Index.
(b)  No reports on Form 8-K were filed the quarter ended September 30, 2002.

                                INDEX TO EXHIBITS

Exhibit
Number          Description
------          -----------

11              Computation of Per Share Earnings

99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            MIDLAND CAPITAL HOLDINGS CORPORATION
                            Registrant



DATE:  November 14, 2002    BY: /s/ Paul Zogas
                                ------------------------------------------------
                                Paul Zogas
                                President, Chief Executive Officer
                                and Chief Financial Officer



DATE:  November 14, 2002    BY: /s/ Charles Zogas
                                ------------------------------------------------
                                Charles Zogas
                                Executive Vice President and
                                Chief Operating Officer

                      MIDLAND CAPITAL HOLDINGS CORPORATION

               CHIEF EXECUTIVE AND FINANCIAL OFFICER CERTIFICATION

I, Paul Zogas, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Midland Capital Holdings Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002    BY: /s/ Paul Zogas
                                ------------------------------------------------
                                Paul Zogas
                                President and Chief Executive Officer
                                and Chief Financial Officer