Form 10QSB
period 2003-02-14
MIDLAND CAPITAL HOLDINGS CORP
filed 2003-02-14
CIK 1061234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from        to
                                            --------   -------

                         Commission File Number 1-14343


                      MIDLAND CAPITAL HOLDINGS CORPORATION
                 (Name of Small Business Issuer in its Charter)


          Delaware                                        36-4238089
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

                     As of February 14, 2003, the Issuer had
             370,875 shares of Common Stock issued and outstanding.


                      MIDLAND CAPITAL HOLDINGS CORPORATION


Part  I.  FINANCIAL INFORMATION                                                    PAGE
                                                                                   ----

     Item 1.  Financial Statements
              Consolidated Statements of Financial Condition -
              December 31, 2002 (unaudited) and June 30, 2002....................... 1

              Consolidated Statements of Earnings -
              Three months ended December 31, 2002 and 2001 and
              Six months ended December 31, 2002 and 2001 (unaudited)............... 2

              Consolidated Statements of Changes in Stockholders' Equity -
              Six months ended December 31, 2002 (unaudited)........................ 3

              Consolidated Statements of Cash Flows - Six months
              ended December 31, 2002 and 2001 (unaudited).......................... 4

              Notes to Consolidated Financial Statements............................ 5-7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................... 8-16

     Item 3.  Controls and Procedures..............................................  16

Part II.  OTHER INFORMATION........................................................  17

     Index to Exhibits.............................................................  18


                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                                ----------------

Part I -- FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS
Consolidated Statements of Financial Condition

Assets                                                        December 31,     June 30,
------
                                                                  2002           2002
                                                               ------------   -----------
                                                               (Unaudited)
Cash and amounts due from depository institutions             $  4,240,422     4,439,811
Interest-bearing deposits                                       36,837,704    28,481,627
                                                               -----------   -----------
Total cash and cash equivalents                                 41,078,126    32,921,438
Investment securities, held to maturity (fair value:
  December 31, 2002 - $5,047,675;
  June 30, 2002 - $10,182,850)                                   5,004,748    10,026,708
Investment securities available for sale, at fair value          6,390,488     6,279,537
Mortgage-backed securities, held to maturity (fair value:
  December 31, 2002 - $8,136,901;
  June 30, 2002 - $10,553,233)                                   7,940,264    10,359,768
Loans receivable (net of allowance for loan losses:
  December 31, 2002 - $379,560;
  June 30, 2002 - $350,260)                                     92,405,539    85,346,846
Loans receivable held for sale                                        -          739,806
Stock in Federal Home Loan Bank of Chicago                         907,800       896,600
Office properties and equipment, net                             2,707,902     2,816,584
Accrued interest receivable                                        544,344       649,856
Prepaid expenses and other assets                                  566,171       551,805
                                                               -----------   -----------
Total assets                                                  $157,545,382   150,588,948
                                                               ===========   ===========


Liabilities and Stockholders' Equity

Liabilities:
Deposits                                                      $145,323,399   138,443,669
Advance payments by borrowers for taxes and insurance              975,752       985,144
Other liabilities                                                  504,197       763,580
                                                               -----------   -----------
Total liabilities                                              146,803,348   140,192,393
                                                               -----------   -----------

Stockholders' equity:
Preferred stock, $.01 par value:
  authorized 50,000 shares; none outstanding                          -             -
Common stock, $.01 par value: authorized 600,000
  shares; issued and outstanding 363,975 shares
  at December 31, 2002 and June 30, 2002                             3,640         3,640
Additional paid-in capital                                       3,276,855     3,276,855
Retained earnings - substantially restricted                     7,190,121     6,917,305
Accumulated other comprehensive income, net of income taxes        271,418       198,755
                                                               -----------   -----------
Total stockholders' equity                                      10,742,034    10,396,555
                                                               -----------   -----------
Total liabilities and stockholders' equity                    $157,545,382   150,588,948
                                                               ===========   ===========


See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                                ----------------


Consolidated Statements of Earnings

                                            Three Months Ended        Six Months Ended
                                                December 31,             December 31,
                                             2002        2001         2002        2001
                                           ---------   ---------    ---------   ---------

                                                (Unaudited) (Unaudited)

Interest income:
  Interest on loans                       $1,455,284   1,322,298    2,937,843   2,609,939
  Interest on mortgage-backed securities     119,377     238,220      258,558     507,020
  Interest on investment securities          145,042     439,348      330,457     891,138
  Interest on interest-bearing deposits      131,456      80,516      271,768     221,198
  Dividends on FHLB stock                     13,729      11,518       25,028      23,601
                                           ---------   ---------    ---------   ---------
Total interest income                      1,864,888   2,091,900    3,823,654   4,252,896
                                           ---------   ---------    ---------   ---------

Interest expense:
  Interest on deposits                       743,802   1,024,856    1,528,935   2,189,461
                                           ---------   ---------    ---------   ---------
Total interest expense                       743,802   1,024,856    1,528,935   2,189,461
                                           ---------   ---------    ---------   ---------

Net interest income before provision
  for loan losses                          1,121,086   1,067,044    2,294,719   2,063,435
Provision for loan losses                     15,000           0       30,000           0
                                           ---------   ---------    ---------   ---------
Net interest income after provision
  for loan losses                          1,106,086   1,067,044    2,264,719   2,063,435
                                           ---------   ---------    ---------   ---------

Non-interest income:
  Loan fees and service charges              142,838     106,965      271,788     224,923
  Commission income                           23,406      22,694       41,777      38,313
  Profit on sale of loans                      3,467      16,643       16,598      26,027
  Deposit related fees                       133,627     128,025      265,462     256,963
  Other income                                14,143      15,073       27,338      29,682
                                           ---------   ---------    ---------   ---------
Total non-interest income                    317,481     289,400      622,963     575,908
                                           ---------   ---------    ---------   ---------

Non-interest expense:
  Staffing costs                             664,343     592,432    1,300,423   1,174,601
  Advertising                                 14,627      17,871       29,204      31,358
  Occupancy and equipment expenses           192,985     174,917      379,559     354,149
  Data processing                             49,322      49,789       98,960      99,025
  Federal deposit insurance premiums           5,885       6,024       11,860      12,196
  Other                                      236,873     203,020      488,876     406,806
                                           ---------   ---------    ---------   ---------
Total non-interest expense                 1,164,035   1,044,053    2,308,882   2,078,135
                                           ---------   ---------    ---------   ---------

Income before income taxes                   259,532     312,391      578,800     561,208
Income tax provision                          88,241     106,213      196,792     190,811
                                           ---------   ---------    ---------   ---------
Net income                                $  171,291     206,178      382,008     370,397
                                           =========   =========    =========   =========

Earnings per share (basic)                $      .47         .57         1.05        1.02
                                           =========   =========    =========   =========
Earnings per share (diluted)              $      .46         .56         1.04        1.01
                                           =========   =========    =========   =========
Dividends declared per common share       $      .15         .12          .30         .22
                                           =========   =========    =========   =========

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                                ----------------


Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                                 Accumulated
                                       Additional                   Other
                              Common     Paid-In     Retained   Comprehensive
                               Stock     Capital     Earnings       Income      Total
                              ------   ----------    ---------  ------------- ----------

Balance at June 30, 2002      $3,640    3,276,855    6,917,305      198,755   10,396,555
                               -----    ---------    ---------      -------   ----------

Comprehensive Income:

  Net Income                                           382,008                   382,008

  Other comprehensive income, net of tax:

  Unrealized holding gain
    during the period                                                72,663       72,663
                                                     ---------      -------   ----------
Total comprehensive income                             382,008       72,663      454,671

  Dividends declared on common
    stock ($0.30 per share)                           (109,192)                 (109,192)
                               -----    ---------    ---------      -------   ----------
Balance at December 31, 2002  $3,640    3,276,855    7,190,121      271,418   10,742,034
                               =====    =========    =========      =======   ==========



See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                                ----------------


Consolidated Statements of Cash Flows (Unaudited)                 Six Months Ended
                                                                     December 31,
                                                                  2002           2001
                                                               -----------    -----------
Cash flows from operating activities:
Net income                                                    $    382,008        370,397
Adjustments to reconcile net income to net cash from
 operating activities:
  Depreciation                                                     160,349        156,907
  Net amortization (accretion) on securities                        11,022        (15,437)
  Provision for loan losses                                         30,000          -
  Federal Home Loan Bank stock dividend                            (11,200)       (12,000)
  Proceeds from sale of loans held for sale                      1,171,806      1,861,850
  Origination of loans held for sale                              (432,000)    (1,680,800)
  Profit on sale of loans                                          (16,598)       (16,643)
  Decrease in accrued interest receivable                          105,512         14,076
  Decrease in accrued interest payable                              (5,582)        (6,374)
  Decrease in deferred income on loans                             (34,462)       (67,503)
  Increase in other assets                                         (35,201)       (10,135)
  Increase (decrease) in other liabilities                        (253,801)        73,143
                                                               -----------    -----------
Net cash provided by operating activities                        1,071,853        667,481
                                                               -----------    -----------------

Cash flows from investing activities:
  Proceeds from repayments of mortgage backed securities,
    held to maturity                                             2,429,587      3,415,052
  Proceeds from maturities of investment securities,
    held to maturity                                             5,000,000      5,000,000
  Purchase of investment securities, available for sale               -        (4,998,531)
  Loan disbursements                                           (27,140,249)   (19,875,580)
  Loan repayments                                               20,086,018     11,303,698
  Property and equipment expenditures                              (51,667)      (719,988)
                                                               -----------    -----------
Net cash provided by (for) investing activities                    323,689     (5,875,349)
                                                               -----------    -----------

Cash flows from financing activities:
  Deposit receipts                                             219,601,715    208,019,503
  Deposit withdrawals                                         (214,179,736)  (205,783,083)
  Interest credited to deposit accounts                          1,457,751      2,085,986
  Payment of dividends                                            (109,192)       (80,074)
  Increase (decrease) in advance payments by borrowers
    for taxes and insurance                                         (9,392)        30,499
                                                               -----------    -----------
Net cash provided by financing activities                        6,761,146      4,272,831
                                                               -----------    -----------

Increase (decrease) in cash and cash equivalents                 8,156,688       (935,037)
Cash and cash equivalents at beginning of period                32,921,438     20,718,671
                                                               -----------    -----------
Cash and cash equivalents at end of period                    $ 41,078,126     19,783,634
                                                               ===========    ===========

Cash paid during period for interest                          $  1,534,517      2,195,835
Cash paid during period for income taxes                           419,624         78,000

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire year.

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

Note C - Earnings Per Share
Earnings per share for the three month and six month periods ended December 31, 2002 and 2001 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Note E - Effect of New Accounting Pronouncements (continued)
SFAS No. 144 is effective for financial statement issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on July 1, 2002 and upon adoption, this pronouncement did not have a material impact on the Company's consolidated financial statements.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for a transaction between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement, including branch acquisitions. In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer- relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. This statement is effective on October 1, 2002. The Company adopted SFAS No. 147 on October 1, 2002 and upon adoption, the pronouncement did not have a material impact on the Company's consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Note E - Effect of New Accounting Pronouncements (continued)
The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a particular interest to financial institutions.

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

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

GENERAL (continued)
The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2002, Midland Federal's capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 5.83% and a risk-based capital ratio of 12.20%.

FINANCIAL CONDITION
At December 31, 2002, total assets of the Company increased by $7.0 million to $157.6 million from $150.6 million at June 30, 2002. Loans receivable, including loans held for sale, increased $6.3 million to $92.4 million at December 31, 2002. The Company originated $27.6 million of primarily one-to-four family fixed rate loans during the six months ended December 31, 2002 compared to loan originations of $21.6 million during the prior year period. Approximately, 49.6% of the fixed rate loans originated during the six months ended December 31, 2002 had original term to maturities of 15 years or less. The higher loan origination volume in the current six month period was due in part to an increase in mortgage refinancing activity as a result of the decline in interest rates that began in January 2001. Offsetting loan originations in the current six month period were loan repayments of $20.1 million as well as loan sales of $1.2 million. There were no new purchases of mortgage-backed securities during the six months ended December 31, 2002 and as a result, the balance of mortgage-backed securities decreased by $2.4 million to $7.9 million due to repayments and amortization. The $6.3 million increase in net loans receivable, discussed above, was funded in part by the $2.4 million decrease in mortgage-backed securities as well as a $6.9 million increase in deposits.

The balance of investment securities classified as held to maturity decreased by $5.0 million to $5.0 million at December 31, 2002 due to maturities of U.S. Agency securities. Investment securities available for sale remained stable at $6.4 million at December 31, 2002 compared to $6.3 million at June 30, 2002. Gross unrealized gains in the available for sale portfolio were $411,000 at December 31, 2002 compared to gross unrealized gains of $301,000 at June 30, 2002, reflecting the positive impact of lower interest rates. The weighted average remaining term to maturity of the Company's total investment securities portfolio at December 31, 2002 was 1.75 years.

In anticipation of an increase in economic activity and upward pressure on interest rates in fiscal 2003, the Company increased the balance of cash and cash equivalents by $8.2 million to $41.1 million at December 31, 2002 from $32.9 million at June 30, 2002. The increase in cash equivalents during the six months ended December 31, 2002 was partly funded by the proceeds of $5.0 million in maturing U.S. Agency securities, discussed above.

Non-performing assets consisted of $763,000 in non-performing loans at December 31, 2002 compared to $164,000 in non-performing loans at June 30, 2002. At December 31, 2002 non-performing loans included one accruing $230,000 commercial real estate loan that was 90 days or more delinquent at December 31, 2002. In January 2003 this loan was repaid in full including all past due interest. Non-accruing loans at December 31, 2002 consisted of $517,000 in one-to-four family residential mortgage loans and $16,000 in non-mortgage loans. The allowance for loan losses increased by $29,000 to $379,000 at December 31, 2002 as a result of $30,000 in loan loss provisions offset by $1,000 in net loan charge offs during the six months ended December 31, 2002. At December 31, 2002 the Company's ratio of allowance for loan losses to non-performing loans was 49.72% compared to 213.29% at June 30, 2002. Management believes that the current allowance for loan losses is adequate to cover probable accrued losses in the portfolio.

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

                                                 December 31,   June 30,
                                                     2002         2002
                                                  ----------    --------
                                                  (Dollars in Thousands)
Non-Accruing Loans:
  One-to-four family                              $517             148
  Multi-family                                      --              --
  Consumer                                          11              15
  Commercial business                                5               1
                                                  ----            ----
      Total                                        533             164
                                                  ----            ----
Accruing loans 90 days or more overdue:
  Commercial real estate                           230              --
                                                  ----            ----
      Total                                        230              --
                                                  ----            ----
            Total non-performing loans            $763            $164
                                                  ----            ----
Foreclosed Assets:
         One-to-four family                         --              --
                                                  ----            ----
                  Total foreclosed assets           --              --
                                                  ----            ----
Total non-performing assets                       $763            $164
                                                  ====            ====

Total as a percentage of total assets             0.48%           0.11%
                                                  ====            ====

As of December 31, 2002, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

FINANCIAL CONDITION (continued)
The following table sets forth an analysis of the Company's allowance for loan losses.

                                                        Six Months Ended
                                                          December 31,
                                                        2002         2001
                                                       -------     -------
                                                     (Dollars in Thousands)

Balance at beginning of period                         $ 350       $ 360
                                                       -----       -----

Charge-offs:
  One-to-four family loans                              --          --
  Consumer loans                                           2           4
  Commercial business loans                             --            21
                                                       -----       -----
    Total charge-offs                                      2          25
                                                       -----       -----

Recoveries:
  One-to-four family loans                                 1        --
  Multi-family loans                                    --          --
  Consumer loans                                        --          --
                                                       -----       -----
    Total recoveries                                       1        --
                                                       -----       -----

Net (charge-offs) recoveries                              (1)        (25)
Additions charged to operations                           30        --
                                                       -----       -----
Balance at end of period                               $ 379       $ 335
                                                       =====       =====

Ratio of net charge-offs during the period to
 average loans outstanding during the period             .00%        .33%

Ratio of net charge-offs during the period to
 average non-performing assets                           .10%       7.56%

Allowance for loan losses to non-performing loans      49.72%      97.76%

Allowance for loan losses to total loans                0.41%       0.43%


The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for possible accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.

Deposits for the six months ended December 31, 2002 increased $6.9 million as a result of interest credited to deposits in the amount of $1.5 million as well as actual deposit inflows, net of withdrawals, in the amount of $5.4 million. The net increase in savings deposits is primarily attributed to a $5.5 million increase in certificate of deposit accounts due to aggressive pricing on time deposits, a $1.5 million increase in passbook deposits and a $794,000 increase in demand deposit accounts offset by a $706,000 decrease in NOW accounts and a $152,000 decrease in money market accounts.

Stockholders' equity increased $345,000, or 3.3%, to $10.7 million at December 31, 2002 from $10.4 million at June 30, 2002. The increase in stockholders' equity was due to net income of $382,000 and an increase in accumulated other comprehensive income of $72,000 offset by the payment of cash dividends in the amount of $109,000.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS
The Company had net income of $171,000 for the quarter ended December 31, 2002 compared to net income of $206,000 for the quarter ended December 31, 2001. The decrease in net income in the current quarter is the result of a $120,000 increase in non-interest expense as well as a $15,000 provision for loan losses offset by a $54,000 increase in net interest income, a $28,000 increase in non-interest income and an $18,000 decrease in income taxes.

For the six months ended December 31, 2002 the Company had net income of $382,000 compared to net income of $370,000 for the six months ended December 31, 2001. The increase in net income in the current six month period is the result of a $231,000 increase in net interest income and a $47,000 increase in non-interest income offset by a $230,000 increase in non-interest expense, a $30,000 provision for loan losses and a $6,000 increase in income taxes. For a discussion on the increases in non-interest income and non-interest expense that occurred in both the three and six month periods ended December 31, 2002, see "Non-Interest Income" and "Non-Interest Expense."

The increase in net-interest income in both the three and six month periods ended December 31, 2002 was primarily the result of increases in the average balance of net earning assets, or average interest earning assets minus average interest bearing liabilities, that occurred in both periods. For the three months ended December 31, 2002 the average balance of net earning assets increased by $982,000 to $13.9 million from $12.9 million during the same period last year, and for the six months ended December 31, 2002, the average balance of net earning assets increased by $602,000 to $14.3 million from $13.7 million in the prior year period. The increases in net interest income were also the result of increases in interest rate spread that occurred in both the three months and six months ended December 31, 2002. Interest rate spread increased to 2.82% for the three months ended December 31, 2002 from 2.80% for the three months ended December 31, 2001. For the six months ended December 31, 2002 interest rate spread increased to 2.90% compared to 2.65% in the prior year six month period. The increases in interest rate spread were primarily attributed to declines in the average cost of deposits during both periods which more than offset declines in the average yield earned on interest earning assets as interest costing deposits re-priced more quickly than interest earning assets during a period of declining market interest rates.

Interest Income
Interest income decreased $227,000, or 10.9%, for the quarter ended December 31, 2002 from the comparable year earlier period. The decrease in interest income was the result of a decrease in the average yield earned on interest earning assets to 5.03% for the quarter ended December 31, 2002 compared to 6.09% in the year earlier period. The decline in the average yield earned on interest earning assets offset a $10.8 million increase in the average outstanding balance of interest earning assets to $148.3 million for the quarter ended December 31, 2002 from $137.5 million for the quarter ended December 31, 2001.

For the six months ended December 31, 2002, interest income decreased $429,000, or 10.1%, from the 2001 period. The decrease in interest income for the current six month period was the result of a decrease in the average yield earned on interest earning assets to 5.21% compared to 6.20% for the year earlier period. The decrease in the average yield earned on interest earning assets offset a $9.7 million increase in the average outstanding balance of interest earning assets to $147.0 million for the six months ended December 31, 2002 from $137.3 million for the six months ended December 31, 2001.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)
Interest on loans receivable increased $133,000, or 10.1%, in the quarter ended December 31, 2002, compared with the prior year quarter, as a result of a $15.2 million increase in the average outstanding balance of net loans receivable to $91.4 million from $76.2 million in the 2001 quarter. The increase in the average outstanding balance of net loans receivable offset a decrease in the average yield earned on net loans receivable to 6.37% for the quarter ended December 31, 2002 from 6.94% for the prior year quarter. The decrease in the average yield earned on net loans receivable was primarily the result of prepayments of higher yielding loans combined with increased loan origination activity at lower mortgage interest rates.

Interest on mortgage-backed securities decreased $119,000, or 49.9%, for the quarter ended December 31, 2002 from the comparable quarter in 2001. The decrease in interest income is attributed to a decrease in the average balance of mortgage-backed securities due to repayments as well as a decrease in the average yield earned on mortgage-backed securities. For the quarter ended December 31, 2002, the average balance of mortgage-backed securities decreased $6.2 million to $8.5 million from $14.7 million in the prior year quarter. The average yield earned on mortgage-backed securities also decreased to 5.63% for the quarter ended December 31, 2002 from 6.48% for the quarter ended December 31, 2001. The decrease in the average yield earned on mortgage-backed securities was primarily the result of a decrease in the yield earned on the Company's balance of adjustable rate mortgage-backed securities, which re-priced at lower yields as market interest rates decreased between the two quarterly periods.

Interest earned on investment securities decreased $294,000, or 67.0%, for the quarter ended December 31, 2002 from the prior year period due to an $18.9 million decrease in the average outstanding balance of investment securities to $12.6 million from $31.5 million in the 2001 quarter. The average yield earned on investment securities also decreased to 4.58% for the quarter ended December 31, 2002 from 5.59% in the year earlier period.

Interest earned on interest bearing deposits increased $51,000, or 63.3%, for the quarter ended December 31, 2002 from the same quarter in 2001. The increase in interest income is attributed to a $20.6 million increase in the average balance of interest bearing deposits to $34.9 million from $14.3 million in the 2001 quarter. The increase in the average balance of interest bearing deposits offset a decrease in the average yield earned on interest bearing deposits. For the quarter ended December 31, 2002, the average yield earned on interest bearing deposits decreased to 1.52% from 2.31% for the quarter ended December 31, 2001. The $20.6 million increase in the average balance of interest bearing deposits was primarily funded by the $18.9 million decrease in the average balance of investment securities, discussed above. The Company increased its average balance of interest bearing deposits in anticipation of an increase in economic activity and interest rates in 2003.

For the six months ended December 31, 2002 interest on loans receivable increased $328,000 from the comparable prior year period. The increase in interest income was primarily due to a $15.1 million increase in the average outstanding balance of loans receivable to $89.8 million for the six months ended December 31, 2002 from $74.7 million for the comparable prior year period. The increase in the average outstanding balance of net loans receivable offset a decrease in the average yield earned on net loans receivable to 6.55% for the six months ended December 31, 2002 from 6.98% for the prior year period. The growth in the Company's loan portfolio is attributed to direct marketing of the Company's loan products.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)
For the six months ended December 31, 2002 interest earned on mortgage backed securities decreased $248,000 to $259,000. The decrease in interest income is attributed to a decrease in the average outstanding balance of mortgage-backed securities as well as a decrease in the average yield earned on mortgage-backed securities. The average outstanding balance of mortgage-backed securities decreased by $6.5 million to $9.0 million for the six months ended December 31, 2002 from $15.5 million in the 2001 period. The average yield earned on mortgage-backed securities also decreased to 5.76% for the six months ended December 31, 2002 from 6.55% for the comparable prior year period.

For the six months ended December 31, 2002 interest earned on investment securities decreased $561,000 to $330,000 from $891,000 for the six months ended December 31, 2001. The decrease in interest income is attributed to a decrease in the average outstanding balance of investment securities as well as a decrease in the average yield earned on investment securities. The average outstanding balance of investment securities declined by $17.5 million to $13.9 million for the six months ended December 31, 2002 from $31.4 million in the 2001 period. The average yield earned on investment securities also decreased to 4.74% for the six months ended December 31, 2002 from 5.67% in the comparable prior year period. The decrease in the average balance of investment securities funded an increase in interest bearing deposits.

For the six months ended December 31, 2002 interest earned on interest bearing deposits increased $51,000 from the year earlier period. The increase in interest income was primarily due to an $18.5 million increase in the average outstanding balance of interest bearing deposits to $33.4 million for the six months ended December 31, 2002 from $14.9 million for the comparable prior year period. The increase in the average outstanding balance of interest bearing deposits offset a decrease in the average yield earned on interest bearing deposits to 1.64% for the six months ended December 31, 2002 from 2.98% for the prior year period.

Interest Expense
Interest expense decreased $281,000, or 27.4%, for the quarter ended December 31, 2002 compared with the prior year quarter. The decrease in interest expense is attributable to a decrease in the average yield paid on interest costing deposits to 2.21% for the quarter ended December 31, 2002 from 3.29% for the quarter ended December 31, 2001. The decrease in the average yield paid on interest costing deposits offset a $9.9 million increase in the average outstanding balance of interest costing deposits to $134.4 million for the quarter ended December 31, 2002 from $124.5 million for the prior year quarter.

For the six months ended December 31, 2002 interest expense decreased $661,000 to $1.5 million from $2.2 million for the prior year period. The decrease in interest expense was the result of a decrease in the average yield paid on interest costing deposits to 2.31% for current year period from 3.55% in the prior year period. The decrease in the average yield paid on interest costing deposits offset a $9.1 million increase in the average outstanding balance of interest costing deposits to $132.7 million for the current period from $123.6 million for the year earlier period.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management's periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $379,000, or .41% of total loans, at December 31, 2002 compared to $350,000, or .41% of total loans, at June 30, 2002. The $29,000 increase in the Company's allowance for loan losses during the six months ended December 31, 2002 was the result of $30,000 in loan loss provisions offset by $1,000 in net loan charge-offs. At December 31, 2002, after consideration of the high concentration of one-to-four family mortgage loans in the loan portfolio, peer data, current economic conditions, trends in the portfolio, the low level of loan charge offs and the strong housing market, the $379,000 allowance for loan losses was determined by the Company to be sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves.

Non-Interest Income
Non-interest income increased $28,000 to $317,000 in the quarter ended December 31, 2002 from $289,000 in the quarter ended December 31, 2001. The primary factors for the increase in non-interest income in the current quarter were a $36,000 increase in loan fees and service charges and a $6,000 increase in deposit related fees offset by a $13,000 decrease in profit on the sale of loans.

For the six months ended December 31, 2002 non-interest income increased $47,000 to $623,000 from $576,000 in the prior year period. The increase in non-interest income in the current six month period compared with the prior year period is primarily attributed to a $47,000 increase in loan fees and service charges and an $8,000 increase in deposit related fees offset by a $9,000 decrease in profit on the sale of loans. The increase in loan fees and service charges in both the three and six month periods ended December 31, 2002 is attributed to an increase in loan origination activity compared to the prior year periods.

Non-Interest Expense
Non-interest expense increased $120,000 to $1.2 million in the quarter ended December 31, 2002 compared to the prior year quarter. The increase in non-interest expense is primarily the result of a $72,000 increase in staffing costs, an $18,000 increase in office occupancy expense, a $3,000 increase in professional fees and a $3,000 increase in computer software and support expense, as well as $5,000 in charges from losses on demand deposit overdrafts. The increase in staffing costs is primarily attributed to a $26,000 increase in loan origination commissions, due to an increase in lending volume, and a $37,000 increase in costs for employee medical and pension benefits.

For the six months ended December 31, 2002 non-interest expense increased $231,000 to $2.3 million from $2.1 million in the prior year period. The primary factors for the increase in non-interest expense in the current six month period were a $126,000 increase in staffing costs, a $30,000 increase in computer software and support expense, a $25,000 increase in office occupancy expense and a $9,000 increase in professional fees, as well as $8,000 in charges from losses on demand deposit overdrafts. The increase in staffing costs is primarily attributed to a $59,000 increase in costs for employee medical and pension benefits and a $36,000 increase in loan origination commissions, due to an increase in lending volume.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Income Taxes
Income taxes decreased $18,000 to $88,000 in the quarter ended December 31, 2002 from $106,000 for the prior year quarter as a result of the decrease in operating income from the prior year quarter. For the six months ended December 31, 2002 income taxes increased $6,000 to $197,000 compared to $191,000 in the prior year period. The increased income tax provision was due to the increase in operating income as compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds,
(ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. At December 31, 2002 the Company had commitments to originate $2.9 million in single-family loans.

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

At December 31, 2002, the Association had tangible and core capital of $9.2 million, or 5.83% of adjusted total assets, which was approximately $6.8 million and $4.5 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At December 31, 2002, the Association had total capital of $9.6 million (including $9.2 million in core capital) and risk-weighted assets of $78.4 million, or total capital of 12.20% of risk-weighted assets. This amount was $3.3 million above the 8.0% requirement in effect on that date.

Item 3.  CONTROLS AND PROCEDURES
The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications between the Chief Executive Officer and each department head to identify any new transactions, events, trends, risks or contingencies which may be material to the Company's operations. The Company's independent auditors meet with the Chief Executive Officer on a quarterly basis, and with the Audit Committee when requested, to identify and discuss the Company's material accounting policies and disclosure. The Company's CEO and CFO has evaluated the effectiveness of these interim disclosure controls within the 90 days prior to the filing of this report and has found them to be adequate. The Company maintains internal controls and has evaluated such controls within 90 day of the filing of this report. There have not been any significant changes in such internal controls subsequent to the date of their evaluation.

                      MIDLAND CAPITAL HOLDINGS CORPORATION

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
From time to time, the Association is a party to legal proceedings wherein it enforces its security interest or is a defendant to certain lawsuits arising out of the ordinary course of its business. Neither the Company nor the Association believes that it is a party to any legal proceedings which if adversely determined would have a material adverse effect on its financial condition at this time.

Item 2.  CHANGES IN SECURITIES
Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On October 16, 2002 the shareholders held their annual meeting to consider and act upon the election of Mr. Michael J. Kukanza and Mr. Richard Taylor to serve as directors for terms of three years and the ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2003. Both of the foregoing items were approved by the shareholders at the meeting by the following vote totals based upon 363,975 shares outstanding and entitled to vote at the meeting.

I.   Election of  Directors  -- 344,024  shares  voted,  as follows:  Michael J.
     Kukanza: 344,024 votes FOR; -0- votes WITHHELD. Richard Taylor: 344,024 votes FOR; -0- votes WITHHELD.

II. Ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2003 -- 344,024 shares voted, as follows: FOR: 343,024 AGAINST: -0- ABSTAIN: 1,000

Item 5.  OTHER INFORMATION
Not applicable.

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



                            MIDLAND CAPITAL HOLDINGS CORPORATION
                            ------------------------------------
                            Registrant



DATE: February 14, 2003     BY: /s/ Paul Zogas
                                -------------------------------------
                                Paul Zogas
                                President, Chief Executive Officer
                                and Chief Financial Officer



DATE: February 14, 2003     BY: /s/ Charles Zogas
                                -------------------------------------
                                Charles Zogas
                                Executive Vice President and
                                Chief Operating Officer

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


Date:  February 14, 2003    BY: /s/ Paul Zogas
                                -------------------------------------
                                Paul Zogas
                                President and Chief Executive Officer
                                and Chief Financial Officer