Form 10QSB
period 2003-05-15
MIDLAND CAPITAL HOLDINGS CORP
filed 2003-05-15
CIK 1061234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


        Transitional Small Business Disclosure Format.  Yes |_|  No |X|

      State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:

                          Common Stock, par value $.01
                                (Title of Class)

                   As of May 15, 2003, the Issuer had 370,875
                 shares of Common Stock issued and outstanding.

                      MIDLAND CAPITAL HOLDINGS CORPORATION


Part  I.  FINANCIAL INFORMATION                                             PAGE
                                                                            ----

     Item 1.  Financial Statements
              Consolidated Statements of Financial Condition -
              March 31, 2003 (unaudited) and June 30, 2002 ................    1

              Consolidated Statements of Earnings -
              Three months ended March 31, 2003 and 2002 and
              Nine months ended March 31, 2003 and 2002 (unaudited) .......    2

              Consolidated Statements of Changes in Stockholders' Equity -
              Nine months ended March 31, 2003 (unaudited) ................    3

              Consolidated Statements of Cash Flows - Nine months
              ended March 31, 2003 and 2002 (unaudited) ...................    4

              Notes to Consolidated Financial Statements ..................  5-6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................... 7-15

     Item 3.  Controls and Procedures .....................................   15

Part II.  OTHER INFORMATION ...............................................   16

     Index to Exhibits ....................................................   17

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Part I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
Consolidated Statements of Financial Condition

Assets                                                            March 31,       June 30,
                                                                    2003            2002
                                                                ------------     -----------
                                                                 (Unaudited)
Cash and amounts due from depository institutions               $  3,332,540       4,439,811
Interest-bearing deposits                                         43,859,457      28,481,627
                                                                ------------     -----------
Total cash and cash equivalents                                   47,191,997      32,921,438
Investment securities, held to maturity (fair value:
  March 31, 2003 - $2,510,150;
  June 30, 2002 - $10,182,850)                                     2,499,751      10,026,708
Investment securities available for sale, at fair value            6,371,425       6,279,537
Mortgage-backed securities, held to maturity (fair value:
  March 31, 2003 - $7,195,061;
  June 30, 2002 - $10,553,233)                                     7,013,243      10,359,768
Loans receivable (net of allowance for loan losses:
  March 31, 2003 - $394,560;
  June 30, 2002 - $350,260)                                       90,780,957      85,346,846
Loans receivable held for sale                                       327,350         739,806
Stock in Federal Home Loan Bank of Chicago                           932,900         896,600
Office properties and equipment, net                               2,647,065       2,816,584
Accrued interest receivable                                          507,657         649,856
Prepaid expenses and other assets                                    505,020         551,805
                                                                ------------     -----------
Total assets                                                    $158,777,365     150,588,948
                                                                ============     ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits                                                        $146,767,360     138,443,669
Advance payments by borrowers for taxes and insurance                673,614         985,144
Other liabilities                                                    400,910         763,580
                                                                ------------     -----------
Total liabilities                                                147,841,884     140,192,393
                                                                ------------     -----------

Stockholders' equity:
Preferred stock, $.01 par value:
  authorized 50,000 shares; none outstanding                              --              --
Common stock, $.01 par value: authorized 600,000
  shares; 370,875 shares issued and outstanding at
  March 31, 2003 and 363,975 shares issued and outstanding
  at June 30, 2002                                                     3,709           3,640
Additional paid-in capital                                         3,361,175       3,276,855
Retained earnings - substantially restricted                       7,312,042       6,917,305
Accumulated other comprehensive income, net of income taxes          258,555         198,755
                                                                ------------     -----------
Total stockholders' equity                                        10,935,481      10,396,555
                                                                ------------     -----------
Total liabilities and stockholders' equity                      $158,777,365     150,588,948
                                                                ============     ===========


See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Earnings

                                             Three Months Ended       Nine Months Ended
                                                  March 31,               March 31,
                                              2003        2002        2003        2002
                                           ----------   ---------   ---------   ---------
                                                (Unaudited)              (Unaudited)
Interest income:
  Interest on loans                        $1,429,286   1,384,452   4,367,129   3,994,392
  Interest on mortgage-backed securities      102,158     202,775     360,717     709,794
  Interest on investment securities           109,006     355,183     439,463   1,246,321
  Interest on interest-bearing deposits       120,957      92,265     392,725     313,463
  Dividends on FHLB stock                      11,441       9,940      36,469      33,541
                                           ----------   ---------   ---------   ---------
Total interest income                       1,772,848   2,044,615   5,596,503   6,297,511
                                           ----------   ---------   ---------   ---------
Interest expense:
  Interest on deposits                        626,161     857,576   2,155,096   3,047,037
                                           ----------   ---------   ---------   ---------
Total interest expense                        626,161     857,576   2,155,096   3,047,037
                                           ----------   ---------   ---------   ---------
Net interest income before provision
  for loan losses                           1,146,687   1,187,039   3,441,407   3,250,474
Provision for loan losses                      15,000           0      45,000           0
                                           ----------   ---------   ---------   ---------
Net interest income after provision
  for loan losses                           1,131,687   1,187,039   3,396,407   3,250,474
                                           ----------   ---------   ---------   ---------
Non-interest income:
  Loan fees and service charges               109,881     124,629     381,669     349,551
  Commission income                            14,494      13,070      56,271      51,383
  Profit on sale of loans                       3,609       7,035      20,207      33,062
  Deposit related fees                        125,384     123,596     390,846     380,559
  Other income                                 14,235      17,394      41,573      47,076
                                           ----------   ---------   ---------   ---------
Total non-interest income                     267,603     285,724     890,566     861,631
                                           ----------   ---------   ---------   ---------
Non-interest expense:
  Staffing costs                              636,895     624,220   1,937,318   1,798,821
  Advertising                                  14,108      12,524      43,313      43,882
  Occupancy and equipment expenses            203,566     204,934     583,125     559,083
  Data processing                              54,140      56,227     153,100     159,182
  Federal deposit insurance premiums            6,015       6,092      17,875      18,288
  Other                                       215,547     205,031     704,423     607,907
                                           ----------   ---------   ---------   ---------
Total non-interest expense                  1,130,271   1,109,028   3,439,154   3,187,163
                                           ----------   ---------   ---------   ---------
Income before income taxes                    269,019     363,735     847,819     924,942
Income tax provision                           91,466     123,670     288,258     314,480
                                           ----------   ---------   ---------   ---------
Net income                                 $  177,553     240,065     559,561     610,462
                                           ==========   =========   =========   =========
Earnings per share (basic)                 $      .48         .66        1.53        1.68
                                           ==========   =========   =========   =========
Earnings per share (diluted)               $      .48         .65        1.53        1.66
                                           ==========   =========   =========   =========
Dividends declared per common share        $      .15         .12         .45         .34
                                           ==========   =========   =========   =========


See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                                                                  Accumulated
                                                                Additional                           Other
                                                 Common           Paid-In          Retained      Comprehensive
                                                  Stock           Capital          Earnings          Income            Total
                                               -----------      -----------      -----------     -------------      -----------
Balance at June 30, 2002                       $     3,640        3,276,855        6,917,305           198,755       10,396,555
                                               -----------      -----------      -----------       -----------      -----------
Comprehensive Income:

  Net Income                                                                         559,561                            559,561

  Other comprehensive income, net of tax:

  Unrealized holding gain
    during the period                                                                                   59,800           59,800
                                                                                 -----------       -----------      -----------
Total comprehensive income                                                           559,561            59,800          619,361

  Common stock issued in
    connection with stock
    options exercised                                   69           68,931                                              69,000

  Tax benefit related to
    stock option plan                                                15,389                                              15,389

  Dividends declared on common
    stock ($0.45 per share)                                                         (164,824)                          (164,824)
                                               -----------      -----------      -----------       -----------      -----------
Balance at March 31, 2003                      $     3,709        3,361,175        7,312,042           258,555       10,935,481
                                               ===========      ===========      ===========       ===========      ===========



See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)                  Nine Months Ended
                                                                        March 31,
                                                                  2003            2002
                                                             -------------    -------------
Cash flows from operating activities:
Net income                                                   $     559,561          610,462
Adjustments to reconcile net income to net cash from
 operating activities:
  Depreciation                                                     239,567          243,894
  Net amortization (accretion) on securities                        11,509          (22,139)
  Provision for loan losses                                         45,000               --
  Federal Home Loan Bank stock dividend                            (36,300)         (23,500)
  Proceeds from sale of loans held for sale                      1,425,506        2,373,650
  Origination of loans held for sale                            (1,013,050)      (2,441,350)
  Profit on sale of loans                                          (20,207)         (33,063)
  Decrease in accrued interest receivable                          142,199          208,964
  Decrease in accrued interest payable                              (8,472)          (8,674)
  Decrease in deferred income on loans                             (20,311)        (125,335)
  Decrease (increase) in other assets                               36,185          (89,613)
  Increase (decrease) in other liabilities                        (338,809)         144,010
                                                             -------------    -------------
Net cash provided by operating activities                        1,022,378          837,306
                                                             -------------    -------------
Cash flows from investing activities:
  Proceeds from repayments of mortgage backed securities,
    held to maturity                                             3,360,692        5,180,404
  Proceeds from maturities of investment securities,
    held to maturity                                             7,500,000        7,500,000
  Proceeds from early redemption of investment securities,
    available for sale                                                  --       10,000,000
  Purchase of investment securities, available for sale                 --       (4,998,531)
  Loan disbursements                                           (38,016,444)     (32,320,346)
  Loan repayments                                               32,557,644       17,852,555
  Property and equipment expenditures                              (70,048)        (745,856)
                                                             -------------    -------------
Net cash provided by investing activities                        5,331,844        2,468,226
                                                             -------------    -------------
Cash flows from financing activities:
  Deposit receipts                                             322,851,213      314,937,776
  Deposit withdrawals                                         (316,579,435)    (309,566,421)
  Interest credited to deposit accounts                          2,051,913        2,902,759
  Proceeds from exercise of stock options                           69,000               --
  Payment of dividends                                            (164,824)        (123,751)
  Decrease in advance payments by borrowers
    for taxes and insurance                                       (311,530)        (250,362)
                                                             -------------    -------------
Net cash provided by financing activities                        7,916,337        7,900,001
                                                             -------------    -------------
Increase in cash and cash equivalents                           14,270,559       11,205,533
Cash and cash equivalents at beginning of period                32,921,438       20,718,671
                                                             -------------    -------------
Cash and cash equivalents at end of period                   $  47,191,997       31,924,204
                                                             =============    =============
Cash paid during the period for interest                     $   2,163,568        3,055,710
Cash paid during the period for income taxes                       505,053          117,000


See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

Note C - Earnings Per Share

Earnings per share for the three month and nine month periods ended March 31, 2003 and 2002 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement is effective for exit or disposal activities that are initiated after March 31, 2003. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Acquisitions for Stock-Based Compensation-Transition and Disclosure". This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods for transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002. Adoption of this Statement is not expected to have a material effect on the Company's consolidated financial statements.

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

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

GENERAL (continued)

The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2003, Midland Federal's capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 5.84% and a risk-based capital ratio of 11.87%.

FINANCIAL CONDITION

At March 31, 2003, total assets of the Company increased by $8.2 million to $158.8 million from $150.6 million at June 30, 2002. Loans receivable, including loans held for sale, increased $5.0 million to $91.1 million at March 31, 2003. The Company originated $39.0 million of primarily one-to-four family fixed rate loans during the nine months ended March 31, 2003 compared to loan originations of $34.8 million during the prior year period. Approximately, 50% of the fixed rate loans originated during the nine months ended March 31, 2003 had original term to maturities of 15 years or less. The higher loan origination volume in the current nine month period was due in part to an increase in mortgage refinancing activity as a result of the decline in interest rates that began in January 2001. Offsetting loan originations in the current nine month period were loan repayments of $32.6 million as well as loan sales of $1.4 million. There were no new purchases of mortgage-backed securities during the nine months ended March 31, 2003 and as a result, the balance of mortgage-backed securities decreased by $3.3 million to $7.0 million due to repayments and amortization. The $5.0 million increase in net loans receivable, discussed above, was funded in part by the $3.0 million decrease in mortgage-backed securities as well as an $8.3 million increase in deposits.

The balance of investment securities classified as held to maturity decreased by $7.5 million to $2.5 million at March 31, 2003 due to maturities of U.S. Agency securities. Investment securities available for sale remained stable at $6.4 million at March 31, 2003 compared to $6.3 million at June 30, 2002. Gross unrealized gains in the available for sale portfolio were $392,000 at March 31, 2003 compared to gross unrealized gains of $301,000 at June 30, 2002, reflecting the positive impact of lower interest rates. The weighted average remaining term to maturity of the Company's total investment securities portfolio at March 31, 2003 was 1.98 years.

In anticipation of an increase in economic activity and upward pressure on interest rates in 2003, the Company increased the balance of cash and cash equivalents by $14.3 million to $47.1 million at March 31, 2003 from $32.9 million at June 30, 2002. The increase in cash equivalents during the nine months ended March 31, 2003 was partly funded by the proceeds of $7.5 million in maturing U.S. Agency securities, discussed above.

Non-performing assets consisted of $596,000 in non-performing loans at March 31, 2003 compared to $164,000 in non-performing loans at June 30, 2002. Non-accruing loans at March 31, 2003 consisted of $575,000 in one-to-four family residential mortgage loans and $21,000 in non-mortgage loans. The allowance for loan losses increased by $44,000 to $394,000 at March 31, 2003 as a result of $45,000 in loan loss provisions offset by $1,000 in net loan charge offs during the nine months ended March 31, 2003. At March 31, 2003 the Company's ratio of allowance for loan losses to non-performing loans was 66.19% compared to 213.29% at June 30, 2002. Management believes that the current allowance for loan losses is adequate to cover probable accrued losses in the portfolio.

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

                                                 March 31,        June 30,
                                                   2003             2002
                                                 --------         --------
                                                   (Dollars in Thousands)
Non-Accruing Loans:
  One-to-four family                               $575              148
  Multi-family                                       --               --
  Consumer                                           12               15
  Commercial business                                 9                1
                                                   ----             ----
      Total                                         596              164
                                                   ----             ----
Accruing loans 90 days or more overdue:
  Commercial real estate                             --               --
                                                   ----             ----
      Total                                          --               --
                                                   ----             ----
            Total non-performing loans             $596             $164
                                                   ----             ----
Foreclosed Assets:
        One-to-four family                           --               --
                                                   ----             ----
               Total foreclosed assets               --               --
                                                   ----             ----
Total non-performing assets                        $596             $164
                                                   ====             ====
Total as a percentage of total assets              0.38%            0.11%
                                                   ====             ====

As of March 31, 2003, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

The following table sets forth an analysis of the Company's allowance for loan losses.

                                                          Nine Months Ended
                                                               March 31,
                                                          2003           2002
                                                         -----          -----
                                                        (Dollars in Thousands)

Balance at beginning of period                           $ 350          $ 359
                                                         -----          -----
Charge-offs:
  One-to-four family loans                                  --             --
  Consumer loans                                             2             12
  Commercial business loans                                 --             24
                                                         -----          -----
    Total charge-offs                                        2             36
                                                         -----          -----
Recoveries:
  One-to-four family loans                                   1              1
  Multi-family loans                                        --             13
  Consumer loans                                            --             --
                                                         -----          -----
    Total recoveries                                         1             14
                                                         -----          -----
Net (charge-offs) recoveries                                (1)           (22)
Additions charged to operations                             45             --
                                                         -----          -----
Balance at end of period                                 $ 394          $ 337
                                                         =====          =====
Ratio of net charge-offs during the period to
 average loans outstanding during the period               .00%           .03%

Ratio of net charge-offs during the period to
 average non-performing assets                             .10%          7.91%

Allowance for loan losses to non-performing loans        66.19%         209.69%

Allowance for loan losses to total loans                  0.43%          0.40%

The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for possible accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.

Deposits for the nine months ended March 31, 2003 increased $8.3 million as a result of interest credited to deposits in the amount of $2.0 million as well as actual deposit inflows, net of withdrawals, in the amount of $6.3 million. The net increase in savings deposits is primarily attributed to a $3.9 million increase in certificate of deposit accounts due to aggressive pricing on time deposits, a $3.5 million increase in passbook deposits, a $1.0 million increase in demand deposit accounts and a $73,000 increase in money market accounts offset by a $145,000 decrease in NOW accounts.

Stockholders' equity increased $539,000, or 5.2%, to $10.9 million at March 31, 2003 from $10.4 million at June 30, 2002. The increase in stockholders' equity was due to net income of $560,000, proceeds from the exercise of stock options in the amount of $69,000, $15,000 in option related tax benefits and an increase in other comprehensive income of $60,000 offset by the payment of cash dividends in the amount of $165,000.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS

The Company had net income of $178,000 for the quarter ended March 31, 2003 compared to net income of $240,000 for the quarter ended March 31, 2002. The decrease in net income in the current quarter is the result of a $40,000 decrease in net interest income, a $15,000 provision for loan losses, an $18,000 decrease in non-interest income as well as a $21,000 increase in non-interest expense offset by a $32,000 decrease in income taxes.

For the nine months ended March 31, 2003 the Company had net income of $560,000 compared to net income of $610,000 for the nine months ended March 31, 2002. The decrease in net income in the current nine month period is the result of a $45,000 provision for loan losses and a $252,000 increase in non-interest expense offset by a $191,000 increase in net interest income, a $29,000 increase in non-interest income and a $26,000 decrease in income taxes. For a discussion on the changes in non-interest income and non-interest expense that occurred in both the three and nine month periods ended March 31, 2003, see "Non-Interest Income" and "Non-Interest Expense."

The decrease in net-interest income in the three month period ended March 31, 2003 was primarily the result of a decrease in interest rate spread to 2.87% for the three months ended March 31, 2003 from 3.10% for the prior year period. Interest rate spread declined in the three month period ended March 31, 2003 compared with the prior year period as a result of high mortgage refinancing activity at lower market interest rates as well as lower investment yields on the Company's investment securities. The decrease in interest rate spread was partially offset by an increase in the average balance of net earning assets, or average interest earning assets minus average interest bearing liabilities. The average balance of net earning assets in the three month period ended March 31, 2003 increased by $1.7 million to $15.0 million from $13.3 million during the prior year period.

The increase in net-interest income for the nine months ended March 31, 2003 was the result of an increase in the average balance of net earning assets to $14.5 million from $13.5 million for the prior year period as well as an increase in interest rate spread to 2.89% from 2.80% for the 2002 period. The increase in interest rate spread in the nine month period ended March 31, 2003 was primarily attributed to declines in the average cost of deposits which offset declines in the average yield earned on interest earning assets as interest costing deposits re-priced more quickly than interest earning assets during a period of declining market interest rates.

Interest Income

Interest income decreased $272,000, or 13.3%, for the quarter ended March 31, 2003 from the comparable year earlier period. The decrease in interest income was the result of a decrease in the average yield earned on interest earning assets to 4.73% for the quarter ended March 31, 2003 compared to 5.77% in the year earlier period. The decline in the average yield earned on interest earning assets offset an $8.3 million increase in the average outstanding balance of interest earning assets to $150.1 million for the quarter ended March 31, 2003 from $141.8 million for the quarter ended March 31, 2002.

For the nine months ended March 31, 2003, interest income decreased $701,000, or 11.1%, from the 2002 period. The decrease in interest income for the current nine month period was the result of a decrease in the average yield earned on interest earning assets to 5.05% compared to 6.05% for the year earlier period. The decrease in the average yield earned on interest earning assets offset a $9.2 million increase in the average outstanding balance of interest earning assets to $148.0 million for the nine months ended March 31, 2003 from $138.8 million for the nine months ended March 31, 2002.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)

Interest on loans receivable increased $45,000, or 3.2%, in the quarter ended March 31, 2003, compared with the prior year quarter, as a result of a $9.6 million increase in the average outstanding balance of net loans receivable to $91.2 million from $81.6 million in the 2002 quarter. The increase in the average outstanding balance of net loans receivable offset a decrease in the average yield earned on net loans receivable to 6.27% for the quarter ended March 31, 2003 from 6.79% for the prior year quarter. The decrease in the average yield earned on net loans receivable was primarily the result of prepayments of higher yielding loans combined with increased loan origination activity at lower mortgage interest rates.

Interest on mortgage-backed securities decreased $101,000, or 49.6%, for the quarter ended March 31, 2003 from the comparable quarter in 2002. The decrease in interest income is attributed to a decrease in the average balance of mortgage-backed securities due to repayments as well as a decrease in the average yield earned on mortgage-backed securities. For the quarter ended March 31, 2003, the average balance of mortgage-backed securities decreased $5.4 million to $7.4 million from $12.8 million in the prior year quarter. The average yield earned on mortgage-backed securities also decreased to 5.52% for the quarter ended March 31, 2003 from 6.32% for the quarter ended March 31, 2002. The decrease in the average yield earned on mortgage-backed securities was primarily the result of a decrease in the yield earned on the Company's balance of adjustable rate mortgage-backed securities, which re-priced at lower yields as market interest rates decreased between the two quarterly periods.

Interest earned on investment securities decreased $246,000, or 69.3%, for the quarter ended March 31, 2003 from the prior year period due to a $16.0 million decrease in the average outstanding balance of investment securities to $10.1 million from $26.1 million in the 2002 quarter. The average yield earned on investment securities also decreased to 4.30% for the quarter ended March 31, 2003 from 5.44% in the year earlier period.

Interest earned on interest bearing deposits increased $29,000, or 31.1%, for the quarter ended March 31, 2003 from the same quarter in 2002. The increase in interest income is attributed to a $20.0 million increase in the average balance of interest bearing deposits to $40.5 million from $20.5 million in the 2002 quarter. The increase in the average balance of interest bearing deposits offset a decrease in the average yield earned on interest bearing deposits. For the quarter ended March 31, 2003, the average yield earned on interest bearing deposits decreased to 1.20% from 1.79% for the quarter ended March 31, 2002. The $20.0 million increase in the average balance of interest bearing deposits was primarily funded by the $16.0 million decrease in the average balance of investment securities, discussed above. The Company increased its average balance of interest bearing deposits in anticipation of an increase in economic activity and interest rates in 2003.

For the nine months ended March 31, 2003 interest on loans receivable increased $373,000 from the comparable prior year period. The increase in interest income was primarily due to a $13.3 million increase in the average outstanding balance of loans receivable to $90.3 million for the nine months ended March 31, 2003 from $77.0 million for the comparable prior year period. The increase in the average outstanding balance of net loans receivable offset a decrease in the average yield earned on net loans receivable to 6.45% for the nine months ended March 31, 2003 from 6.92% for the prior year period. The growth in the Company's loan portfolio is attributed to direct marketing of the Company's loan products.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)

For the nine months ended March 31, 2003 interest earned on mortgage backed securities decreased $349,000 to $361,000. The decrease in interest income is attributed to a decrease in the average outstanding balance of mortgage-backed securities as well as a decrease in the average yield earned on mortgage-backed securities. The average outstanding balance of mortgage-backed securities decreased by $6.2 million to $8.4 million for the nine months ended March 31, 2003 from $14.6 million in the 2002 period. The average yield earned on mortgage-backed securities also decreased to 5.68% for the nine months ended March 31, 2003 from 6.47% for the comparable prior year period.

For the nine months ended March 31, 2003 interest earned on investment securities decreased $807,000 to $439,000 from $1.2 million for the nine months ended March 31, 2002. The decrease in interest income is attributed to a decrease in the average outstanding balance of investment securities as well as a decrease in the average yield earned on investment securities. The average outstanding balance of investment securities declined by $17.1 million to $12.6 million for the nine months ended March 31, 2003 from $29.7 million in the 2002 period. The average yield earned on investment securities also decreased to 4.59% for the nine months ended March 31, 2003 from 5.59% in the comparable prior year period. The decrease in the average balance of investment securities funded an increase in interest bearing deposits.

For the nine months ended March 31, 2003 interest earned on interest bearing deposits increased $79,000 from the year earlier period. The increase in interest income was primarily due to a $19.1 million increase in the average outstanding balance of interest bearing deposits to $35.8 million for the nine months ended March 31, 2003 from $16.7 million for the comparable prior year period. The increase in the average outstanding balance of interest bearing deposits offset a decrease in the average yield earned on interest bearing deposits to 1.49% for the nine months ended March 31, 2003 from 2.58% for the prior year period.

Interest Expense

Interest expense decreased $231,000, or 27.0%, for the quarter ended March 31, 2003 compared with the prior year quarter. The decrease in interest expense is attributable to a decrease in the average yield paid on interest costing deposits to 1.85% for the quarter ended March 31, 2003 from 2.67% for the quarter ended March 31, 2002. The decrease in the average yield paid on interest costing deposits offset a $6.6 million increase in the average outstanding balance of interest costing deposits to $135.1 million for the quarter ended March 31, 2003 from $128.5 million for the prior year quarter.

For the nine months ended March 31, 2003 interest expense decreased $892,000 to $2.1 million from $3.0 million for the prior year period. The decrease in interest expense was the result of a decrease in the average yield paid on interest costing deposits to 2.16% for current year period from 3.25% in the prior year period. The decrease in the average yield paid on interest costing deposits offset an $8.2 million increase in the average outstanding balance of interest costing deposits to $133.5 million for the current period from $125.3 million for the year earlier period.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Provisions for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $394,000, or .43% of total loans, at March 31, 2003 compared to $350,000, or .41% of total loans, at June 30, 2002. The $44,000 increase in the Company's allowance for loan losses during the nine months ended March 31, 2003 was the result of $45,000 in loan loss provisions offset by $1,000 in net loan charge-offs. At March 31, 2003, after consideration of the high concentration of one-to-four family mortgage loans in the loan portfolio, peer data, current economic conditions, trends in the portfolio, the low level of loan charge offs and the strong housing market, the $394,000 allowance for loan losses was determined by the Company to be sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves.

Non-Interest Income

Non-interest income decreased $18,000 to $268,000 in the quarter ended March 31, 2003 from $286,000 in the quarter ended March 31, 2002. The primary factors for the decrease in non-interest income in the current quarter were a $15,000 decrease in loan fees and service charges and a $3,000 decrease in profit on the sale of loans.

For the nine months ended March 31, 2003 non-interest income increased $29,000 to $891,000 from $862,000 in the prior year period. The increase in non-interest income in the current nine month period compared with the prior year period is primarily attributed to a $32,000 increase in loan fees and service charges and an $10,000 increase in deposit related fees offset by a $13,000 decrease in profit on the sale of loans. The increase in loan fees and service charges in the nine month period ended March 31, 2003 is attributed to an increase in loan origination activity compared to the prior year period.

Non-Interest Expense

Non-interest expense increased $21,000 to $1.1 million in the quarter ended March 31, 2003 compared to the prior year quarter. The increase in non-interest expense is primarily the result of a $13,000 increase in staffing costs, a $2,000 increase in professional fees and 2,000 in charges from losses on demand deposit overdrafts.

For the nine months ended March 31, 2003 non-interest expense increased $252,000 to $3.4 million from $3.2 million in the prior year period. The primary factors for the increase in non-interest expense in the current nine month period were a $138,000 increase in staffing costs, a $28,000 increase in computer software and support expense, a $24,000 increase in office occupancy expense and an $11,000 increase in professional fees, as well as $11,000 in charges from losses on demand deposit overdrafts. The increase in staffing costs is primarily attributed to a $64,000 increase in costs for employee medical and pension benefits and a $31,000 increase in loan origination commissions, due to an increase in lending volume.

Income Taxes

Income taxes decreased $33,000 to $91,000 in the quarter ended March 31, 2003 from $124,000 for the prior year quarter. For the nine months ended March 31, 2003 income taxes decreased $26,000 to $288,000 compared to $314,000 in the 2002 period. The decrease in income taxes in both periods was the result of the decrease in operating income from the prior year periods.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds,
(ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. At March 31, 2003 the Company had commitments to originate $8.2 million in single-family loans and $507,000 in multi-family residential loans.

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

At March 31, 2003, the Association had tangible and core capital of $9.3 million, or 5.84% of adjusted total assets, which was approximately $6.9 million and $4.5 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At March 31, 2003, the Association had total capital of $9.7 million (including $9.3 million in core capital) and risk-weighted assets of $81.4 million, or total capital of 11.87% of risk-weighted assets. This amount was $3.2 million above the 8.0% requirement in effect on that date.

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



                            MIDLAND CAPITAL HOLDINGS CORPORATION
                            Registrant



DATE:  May 15, 2003         BY: /s/ Paul Zogas
                                -------------------------------------
                                Paul Zogas
                                President, Chief Executive Officer
                                and Chief Financial Officer



DATE:  May 15, 2003         BY: /s/ Charles Zogas
                                -------------------------------------
                                Charles Zogas
                                Executive Vice President and
                                Chief Operating Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 15, 2003         BY: /s/ Paul Zogas
                                -------------------------------------
                                Paul Zogas
                                President and Chief Executive Officer
                                and Chief Financial Officer