Form 10KSB
MIDLAND CAPITAL HOLDINGS CORP
filed 2003-09-29
CIK 1061234

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   ----------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES |X| NO |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

      The Issuer had $690,000 in net income for the fiscal year ended June 30, 2003.

      As of June 30, 2003, there were issued and outstanding 372,600 shares of the Issuer's Common Stock. The Issuer's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer's voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

      PARTS II and IV of Form 10-KSB - Annual Report to Stockholders for the Fiscal Year Ended June 30, 2003 and certain parts of Proxy Statement for 2003 Annual Meeting of Stockholders.

      PART III of Form 10-KSB - Proxy Statement for the 2003 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------

                                     PART I

Item 1. Description of Business

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

      Midland Federal has been principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential mortgage and, to a lesser extent, multi-family, consumer and other loans in its primary market area. Midland Federal also has substantial investments in liquid assets, mortgage-backed securities and investment securities.

      Midland Federal's primary market area consists of southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont which it serves through its main office in Bridgeview and three branch offices in southwest Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. At June 30, 2003, Midland Federal had $160.0 million of assets, deposits of $147.5 million and stockholders equity of $11.1 million.

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

Lending Activities

      General. The principal lending activity of Midland Federal has been the origination for its portfolio of conventional first mortgage real estate loans secured by owner occupied one- to four-family residential property. Midland Federal also originates consumer, multi-family, non-residential real estate, construction and other loans.

      Loan originations come primarily from walk-in customers, continued business from customers and referrals from local real estate brokers. Midland Federal's loan originators earn a base salary plus commissions based upon first mortgage loans generated by the originator. All completed loan applications are reviewed by Midland Federal's salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If multi-family or commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan applications are analyzed based on Midland Federal's credit underwriting guidelines as well as, in the case of residential loans, the guidelines issued by the Federal Home Loan Mortgage Corporation.

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

      All real estate loans are appraised by independent fee appraisers approved by the Board of Directors. Midland Federal obtains current financial statements in connection with the underwriting process as well as annual financial statements for borrowers with loans secured by commercial real estate.

      Residential real estate loans are generally approved by the Loan Committee in amounts up to $400,000. Residential real estate loans may also be approved by the Chief Lending Officer in amounts up to $275,000 or the President in amounts up to $350,000, and then ratified by the Loan Committee or the Board of Directors. Residential real estate loans in amounts over $400,000 must be approved by the Board of Directors. Non-residential real estate loans are generally approved by the Board of Directors. Non-residential real estate loans may also be approved by the President in amounts up to $350,000 and then ratified by the Board of Directors. The Chief Lending Officer and the President each have approval authority for any consumer loans.

      Midland Federal generally requires, in connection with the origination of real estate loans, fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect its interest. The cost of this insurance coverage is paid by the borrower. Midland Federal also requires title insurance coverage on all real estate loans except for second mortgage loans in amounts of less than $25,000 for which loans it only requires that good and marketable title be verified by an independent title search. The cost of title insurance coverage is paid for by the borrower, except in the case of second mortgage loans for which Midland Federal may, from time to time, absorb such costs for promotional purposes.

      The aggregate amount of loans that Midland Federal is permitted to make under applicable federal regulations to any one borrower, including related entities, and the aggregate amount that it could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -- Federal Regulation of Savings Associations."

      At June 30, 2003, Midland Federal had two borrowers with outstanding loan balances in excess of $500,000. One loan totaled $913,000, and was secured by a 43 unit multi-family residential property in Midland Federal's market area. The other borrower's loans totaled $505,000 and were secured by two 6-unit apartment buildings. These loans were current and performing in accordance with their terms at June 30, 2003. See "-- Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults."

      Loan and Mortgage-backed Securities Portfolio Composition. The following table sets forth information concerning the composition of Midland Federal's loan and mortgage-backed securities portfolios in dollar amounts and in percentages as of the dates indicated.

                                                                                           June 30,
                                                           ------------------------------------------------------------------------
                                                                    2003                     2002                     2001
                                                           --------------------      --------------------      --------------------
                                                            Amount      Percent       Amount      Percent       Amount      Percent
                                                           --------     -------      --------     -------      --------     -------
                                                                                    (Dollars in Thousands)
Real Estate Loans
 One- to four-family:
   Held for investment ...............................     $ 89,424       94.95%     $ 81,803       94.70%     $ 64,372       92.58%
   Available for sale ................................          367        0.39           740        0.86           452        0.65
 Multi-family ........................................        1,994        2.12         1,222        1.41         1,507        2.17
 Commercial ..........................................          687        0.73           935        1.08           491        0.70
 Construction ........................................          250        0.26            --          --           828        1.19
                                                           --------      ------      --------      ------      --------      ------
   Total real estate loans ...........................       92,722       98.45        84,700       98.05        67,650       97.29
                                                           ========      ======      ========      ======      ========      ======

Other Loans
 Consumer Loans:
 Deposit accounts ....................................          293        0.31           397        0.46           344        0.50
 Student .............................................          658        0.70           822        0.95           876        1.26
 Automobile ..........................................          336        0.36           321        0.37           469        0.67
 Credit card .........................................          139        0.15           116        0.14           124        0.18
 Other ...............................................           15        0.01            20        0.02            64        0.09
                                                           --------      ------      --------      ------      --------      ------
   Total consumer loans ..............................        1,441        1.53         1,676        1.94         1,877        2.70
                                                           --------      ------      --------      ------      --------      ------

 Commercial business loans ...........................           19        0.02             8        0.01             6        0.01
                                                           --------      ------      --------      ------      --------      ------
   Total loans receivable ............................       94,182      100.00%       86,384      100.00%       69,533      100.00%
                                                           ========      ======      ========      ======      ========      ======

Less
 Loans in process ....................................          617                        67                       668
 Deferred yield adjustments ..........................         (407)                     (379)                     (240)
 Allowance for uncollected interest ..................          263                       259                       260
 Allowance for loan losses ...........................          410                       350                       359
                                                           --------                  --------                  --------
   Loans receivable, net .............................     $ 93,299                  $ 86,087                  $ 68,486
                                                           ========                  ========                  ========

Mortgage-backed securities:
 FHLMC ...............................................     $  4,795       76.29%     $  8,324       80.12%     $ 14,146       81.45%
 FNMA ................................................        1,423       22.64         1,965       18.91         3,075       17.70
 GNMA ................................................           67        1.07            92        0.88           135        0.78
 Collateralized mortgage obligations .................           --          --             9        0.09            12        0.07
                                                           --------      ------      --------      ------      --------      ------
   Total mortgage-backed securities ..................        6,285      100.00%       10,390      100.00%       17,368      100.00%
                                                                         ======                    ======                    ======
 Net discounts .......................................          (13)                      (30)                      (58)
                                                                                     --------                  --------
 Net mortgage-backed securities ......................     $  6,272                  $ 10,360                  $ 17,310
                                                           ========                  ========                  ========

      The following table shows the composition of Midland Federal's loan portfolio by fixed and adjustable-rate at the dates indicated.

                                                                                          June 30,
                                                      -----------------------------------------------------------------------------
                                                              2003                         2002                        2001
                                                      ---------------------       ---------------------       ---------------------
                                                       Amount       Percent        Amount       Percent        Amount       Percent
                                                      --------      -------       --------      -------       --------      -------
                                                                                    (Dollars in Thousands)
Fixed-Rate Loans
Real Estate:
  One- to four-family ..........................      $ 83,491        88.65%      $ 76,488        88.55%      $ 59,612        85.73%
  Multi-family .................................           370         0.39            254         0.29            490         0.71
 Commercial ....................................           452         0.48            698         0.81            237         0.34
                                                      --------       ------       --------       ------       --------       ------
    Total real estate loans ....................        84,313        89.52         77,440        89.65         60,339        86.78
                                                      --------       ------       --------       ------       --------       ------
 Consumer ......................................           776         0.82            842         0.97            972         1.40
                                                      --------       ------       --------       ------       --------       ------
    Total fixed-rate loans .....................        85,089        90.34         78,282        90.62         61,311        88.18
                                                      --------       ------       --------       ------       --------       ------

Adjustable-Rate Loans
Real estate:
  One- to four-family ..........................         6,300         6.69          6,055         7.01          5,212         7.50
  Multi-family .................................         1,624         1.73            968         1.12          1,017         1.46
 Commercial ....................................           235         0.25            237         0.27            254         0.36
 Construction ..................................           250         0.26             --           --            828         1.19
                                                      --------       ------       --------       ------       --------       ------
    Total real estate loans ....................         8,409         8.93          7,260         8.40          7,311        10.51
                                                      --------       ------       --------       ------       --------       ------
 Consumer ......................................           665         0.71            834         0.97            905         1.30
 Commercial business ...........................            19         0.02              8         0.01              6         0.01
                                                      --------       ------       --------       ------       --------       ------
    Total adjustable-rate loans ................         9,093         9.66          8,102         9.38          8,222        11.82
                                                      --------       ------       --------       ------       --------       ------
    Total loans, receivable ....................        94,182       100.00%        86,384       100.00%        69,533       100.00%
                                                                     ======                      ======                      ======

Less:
 Loans in process ..............................           617                          67                         668
 Deferred yield adjustments ....................          (407)                       (379)                       (240)
 Allowance for uncollected interest ............           263                         259                         260
 Allowance for loan losses .....................           410                         350                         359
                                                      --------                    --------                    --------
    Loans receivable, net ......................      $ 93,299                    $ 86,087                    $ 68,486
                                                      ========                    ========                    ========

      The following schedule illustrates the contractual maturity of Midland Federal's loan portfolio at June 30, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses or interest rate adjustments.

                                           Real Estate
                      --------------------------------------------------------
                                             Multi-Family     Construction or                        Commercial
                      One- to Four-Family   and Commercial       Development        Consumer          Business            Total
                      -------------------  ----------------  -----------------  ----------------  ----------------  ----------------
                                 Weighted          Weighted           Weighted          Weighted          Weighted          Weighted
                                 Average           Average            Average           Average           Average            Average
                      Amount       Rate    Amount    Rate     Amount    Rate    Amount    Rate    Amount    Rate    Amount    Rate
                      ------     --------  ------  --------   ------  --------  ------  --------  ------  --------  ------  --------
                                       (Dollars in Thousands)
Due During Years
Ending June 30,

2004(1) ..........   $   879       6.66%   $  254    9.75%     $250     5.25%   $  542     6.59%   $  19    0.00%   $ 1,994   6.80%
2005 .............       355       4.31%       --      --%       --       --%      163     6.34%      --      --%       518   4.95%
2006 .............       238       4.99%    1,148    4.97%       --       --%      245     5.31%      --      --%     1,631   5.02%
2007 to 2008 .....     2,502       4.79%      324    6.25%       --       --%      324     6.57%      --      --%     3,150   5.12%
2009 to 2012 .....     2,125       6.80%      128    8.50%       --       --%      167     4.69%      --      --%     2,420   6.74%
2013 to 2027 .....    37,689       6.03%      116    7.25%       --       --%       --       --%      --      --%    37,805   6.03%
2028 and following   $46,003       6.45%   $  711    6.04%     $ --       --%   $   --       --%   $  --      --%   $46,714   6.44%
                     -------               ------              ----             ------             -----            -------

                     $89,791               $2,681              $250             $1,441             $  19            $94,182   6.22%
                     =======               ======              ====             ======             =====            =======

----------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

      The total amount of loans due after June 30, 2004 which have predetermined interest rates is approximately $83.96 million, while the total amount of loans due after such date which have floating or adjustable interest rates is approximately $8.28 million.

One- to Four-Family Residential Real Estate Lending

Midland Federal's primary lending activity has been the origination and purchase of permanent loans secured by mortgages on owner-occupied one- to four-family residences. Midland Federal has recently increased its one to four family residential lending due to more aggressive organization efforts, a decline in market interest rates and increased demand. At June 30, 2003, $89.8 million or 95.3%, of Midland Federal's gross loan portfolio consisted of permanent loans on one- to four-family residences. Most of these loans were secured by properties located in the State of Illinois, with a substantial majority located in Midland Federal's primary market area.

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

Midland Federal's fixed rate residential loans have terms up to 30 years although approximately 46% of Midland Federal's fiscal 2003 originations have terms of 15 year or less. Midland Federal establishes interest rates on its fixed rate residential loans based on published agency pricing, an analysis of its asset/liability needs and competitive factors.

Midland Federal's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all the ARMs originated by Midland Federal are subject to adjustment at one-year intervals. Midland Federal's ARM products generally carry interest rates which are reset to a stated margin over the one-year U.S. Treasury Rate. Adjustments in the interest rate of Midland Federal's ARMs are generally limited to 2% at any adjustment date and 6% over the life of the loan. At June 30, 2003, the total balance of one- to four-family ARMs was $6.3 million, or 6.7% of Midland Federal's gross loan portfolio.

From time to time, Midland Federal will make owner-occupied one- to four-family construction loans for a six-month interest only term, which Midland Federal will convert to a permanent mortgage for a fee generally of one point. Midland Federal requires the interest on such loans during the construction term to be paid or placed in escrow when the loan is funded.

Also classified as one- to four-family residential loans are home equity lines of credit which were funded in the amount of $2.6 million at June 30, 2003, and home equity loans, which were $555,000 at June 30, 2003. Unfunded commitments on home equity lines of credit totaled $1.7 million at June 30, 2003. Midland Federal's home equity lines of credit are five year interest-only balloon loans secured by second liens on the property, and are made in amounts of up to 75% of the appraised value of the property (including first lien amounts). Midland Federal's home equity loans are three to 15 year fixed-rate loans secured by second liens on the property, and are made in amounts up to 80% of the appraised value of the property (including first lien amounts).

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

Multi-Family Residential Lending

Midland Federal's multi-family residential portfolio at June 30, 2003 included $2.0 million in loans secured by residential buildings (5 or more units) located primarily in Midland Federal's primary market area. Midland Federal originates primarily adjustable-rate, multi-family real estate loans. Rates on Midland Federal's adjustable-rate, multi-family real estate loans generally adjust in a manner consistent with Midland Federal's ARMs.

Multi-family real estate loans are generally underwritten in amounts of up to 75% of the appraised value of the underlying property. Midland Federal's underwriting procedures for multi-family generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for Midland Federal's multi-family real estate loans.

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

Student loans are originated by Midland Federal in compliance with the guidelines established by the Illinois Guaranteed Loan Program ("IGLP"). As a result, any loans that become delinquent 30-90 days are sold to IGLP. Midland Federal's student loan volume may decline in the future as a result of new legislative proposals that the U.S. government provide direct loans for education. As of June 30, 2003, student loans amounted to $658,000 or 0.70% of Midland Federal's gross loan portfolio.

Midland Federal also originates consumer loans secured by automobiles in its primary market area. Underwriting standards employed by Midland Federal in connection with these loans include a review of the borrowers' creditworthiness, verification of collateral value and perfection of a lien against the collateral. Midland Federal requires vehicle insurance on all loans secured by automobiles. At June 30, 2003, Midland Federal had $336,000, or 0.36% of its gross loan portfolio in automobile loans.

Lines of credit extended through Midland Federal's Visa credit card program are offered in amounts up to $10,000. Midland Federal obtains an application from the borrower, a credit report on the borrower and verifies employment for credit card borrowers. At June 30, 2003, Midland Federal had $139,000 or 0.15% of its gross loan portfolio in credit card loans.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in Midland Federal's consumer loan portfolio has generally been low, there can be no assurance that delinquencies will not increase in the future.

Commercial Real Estate Lending

Midland Federal maintains a portion of its portfolio in permanent loans secured by commercial real estate. Midland Federal's commercial real estate portfolio consists of loans on a variety of non-residential property, including an automobile repair center and office properties. At June 30, 2003, $687,000, or 0.73% of Midland Federal's gross loan portfolio consisted of permanent loans secured by commercial real estate. In the future, Midland Federal intends to continue to engage in a modest level of commercial real estate lending, subject to regulatory restrictions. Management expects that most future commercial real estate loans will carry adjustable interest rates or balloon maturities and a loan-to-value ratio of 75% or less. Nevertheless, in view of the significant amount of risk generally associated with commercial real estate lending, there can be no assurance that Midland Federal will not experience delinquencies on its commercial real estate portfolio.

Mortgage-Backed Securities

Midland Federal has a portfolio of mortgage-backed securities totaling $6.3 million at June 30, 2003. Most of Midland Federal's mortgage-backed securities are passed through certificates issued by federal agencies. Midland Federal utilizes its mortgage-backed securities to supplement loan production and to meet its asset/liability management objectives. Mortgage-backed securities can also serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and fair values of Midland Federal's mortgage-backed securities portfolio, see Note 4 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto. See "Regulation."

The following table sets forth the contractual maturities of Midland Federal's mortgage-backed securities at June 30, 2003. It should be noted that, due to prepayments, the actual maturity of Midland Federal's long term mortgage-backed securities will likely be significantly shorter than the contractual maturities.

                                                                           Due in                       Balance Outstanding
                                                              ---------------------------------        --------------------
                                                              1 to 5       6 to 20      Over 20
                                                               Years        Years        Years         Fixed     Adjustable
                                                              ------       ------       -------        ------    ----------
                                                                                     (In Thousands)
Federal Home Loan Mortgage Corporation .............          $2,262        $1,874       $  646        $2,262      $2,520
Federal National Mortgage Association ..............              55         1,346           22           434         989
Government National Mortgage Association ...........              --            67           --            67          --
                                                              ------        ------       ------        ------      ------
   Total ...........................................          $2,317        $3,287       $  668        $2,763      $3,509
                                                              ======        ======       ======        ======      ======

Loan Originations, Purchases and Sales

Real estate loans are originated by Midland Federal's staff of salaried loan officers. In addition, Midland Federal utilizes commissioned loan originators. Loan applications are taken at each office, processed in Midland Federal's main office and then submitted to the Chief Lending Officer, the President or the Loan Committee for approval.

Midland Federal's ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is also affected by the interest rate environment. Loan sales consist primarily of loans sold to the Illinois Housing Development Authority and other lenders under various government programs.

The following tables set forth Midland Federal's loan originations, purchases, sales and mortgage-backed securities principal repayments for the periods indicated.

                                                                                     Year Ended June 30,
                                                                           -----------------------------------------
                                                                             2003            2002             2001
                                                                           --------        --------         --------
                                                                                   (Dollars in Thousands)
      Originations by type:
       Adjustable-Rate:
        Real estate - one- to- four family ....................            $    883        $  4,062         $  1,154
        Real estate - multi-family ............................                 717              --               --
        Construction ..........................................                 400              --              342
        Non-real estate - consumer ............................                  34              51               38
                                                                           --------        --------         --------
           Total adjustable rate ..............................               2,034           4,113            1,534
                                                                           --------        --------         --------
       Fixed-Rate:
        Real estate - one- to- four family ....................              53,185          35,565           24,179
        Real estate - multi-family ............................                 117              --               --
        Real estate - commercial ..............................                  --             474              240
        Non-real estate - consumer ............................               1,086           1,076            1,374
                                                                           --------        --------         --------
           Total fixed-rate ...................................              54,388          37,115           25,793
                                                                           --------        --------         --------
           Total loans originated .............................              56,422          41,228           27,327
                                                                           --------        --------         --------

      Purchases:
       Fixed-Rate:
        Real estate - one-to-four-family ......................                  --              --              984
                                                                           --------        --------         --------
           Total loans purchased ..............................                  --              --              984
                                                                           --------        --------         --------
           Total additions ....................................              56,422          41,228           28,311
                                                                           --------        --------         --------

      Sales:
        Real estate loans sold ................................              (1,903)         (3,160)            (534)
        Principal repayments ..................................             (46,720)        (21,217)         (12,190)
                                                                           --------        --------         --------

        Net increase (decrease) ...............................            $  7,799        $ 16,851         $ 15,587
                                                                           ========        ========         ========

      Mortgage-backed securities:
        Mortgage-backed securities purchased ..................            $     --              --               --
        Mortgage-backed securities sold .......................                  --              --               --
        Amortization and repayments ...........................            $ (4,087)       $ (6,950)          (4,544)
                                                                           --------        --------         --------

        Net increase (decrease) ...............................            $ (4,087)       $ (6,950)        $ (4,544)
                                                                           ========        ========         ========

Midland Federal's total loan originations during 2003 increased significantly from the prior year primarily as a result of favorable interest rates which increased demand for mortgage loans and aggressive origination efforts.

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

The amounts presented represent the total remaining principal balances of the related loans, rather than actual payment amounts which are overdue and are reflected as a percentage of total loans. The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2003 and June 30, 2002. The balances included in the table do not reflect specific reserves.

                                                                        At June 30, 2003
                                                                      Loans Delinquent For:
                           ---------------------------------------------------------------------------------------------------------
                                 30 - 59 days              60 - 89 days             90 days and over                 Total
                           -----------------------   -------------------------  -------------------------   ------------------------
                           Number  Amount  Percent   Number   Amount   Percent  Number   Amount   Percent   Number   Amount  Percent
                           ------  ------  -------   ------   ------   -------  ------   ------   -------   ------   ------  -------
                                                                       (Dollars in Thousands)
Real estate:
  One- to four-family...      5    $  329    0.37%       1    $   20     0.02%     7     $  472     0.52%     13     $  821   0.91%
Consumer ...............     --        --      --        1         1     0.07      6         10     0.69       7         11    .76
Commercial business ....     --        --      --       --        --       --     --         --       --      --         --     --
                            ---    ------    ----      ---    ------     ----    ---     ------     ----     ---     ------   ----
    Total ..............      5    $  329    0.37%       2    $   21     0.02%    13     $  482     0.51%     20     $  832   0.88%
                            ===    ======              ===    ======             ===     ======              ===     ======
                                                                        At June 30, 2002
                                                                      Loans Delinquent For:
                           ---------------------------------------------------------------------------------------------------------
                                 30 - 59 days              60 - 89 days             90 days and over                 Total
                           -----------------------   -------------------------  -------------------------   ------------------------
                           Number  Amount  Percent   Number   Amount   Percent  Number   Amount   Percent   Number   Amount  Percent
                           ------  ------  -------   ------   ------   -------  ------   ------   -------   ------   ------  -------
                                                                       (Dollars in Thousands)
Real estate:
  One- to four-family...     14    $1,151    1.41%       3    $   78     0.09%     5     $  148     0.18%     22     $1,377   1.68%
Consumer ...............      2        17    1.01       --        --       --      8         15     0.90      10         32   1.91
Commercial business ....     --        --      --       --        --       --      1          1     6.76       1          1   6.76
                            ---    ------    ----      ---    ------     ----    ---     ------     ----     ---     ------   ----
    Total ..............     16    $1,168    1.37%       3    $   78     0.09%    14     $  164     0.19%     33     $1,410   1.65%
                            ===    ======              ===    ======             ===     ======              ===     ======

      The table below sets forth the amounts and categories of non-performing assets, shown net of specific reserves, in Midland Federal's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, generally when the loan is delinquent 90 days or more. For all of the indicated periods, the Company had no accruing loans 90 or more days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                                                                          At June 30,
                                                                               ------------------------------------
                                                                                2003          2002            2001
                                                                               ------        ------          ------
                                                                                      (Dollars in Thousands)

      Non-Accruing Loans:
       One- to four-family ......................................              $ 472         $ 148           $ 218
       Multi-family .............................................                 --            --              61
       Consumer .................................................                 10            15              62
       Commercial business ......................................                 --             1               3
                                                                               -----         -----           -----
         Total non-performing assets ............................                482           164             344
                                                                               -----         -----           -----

      Foreclosed Assets:
       One- to four-family ......................................                 --            --              --
                                                                               -----         -----           -----
         Total ..................................................                 --            --              --
                                                                               -----         -----           -----

      Total non-performing assets ...............................              $ 482         $ 164           $ 344
                                                                               =====         =====           =====

      Total as a percentage of total assets .....................               0.30%         0.11%           0.24%
                                                                               =====         =====           =====

      Specific loan loss reserve:
       One- to four-family ......................................                 --            --              --
       Multi-family .............................................                 --            --             (61)
       Consumer .................................................                 --            --             (50)
       Commercial business ......................................                 --            --              (3)
                                                                               -----         -----           -----
         Total specific loan loss reserve .......................               $ --          $ --           $(114)

      Total non-performing assets,
       net of specific reserves .................................              $ 482         $ 164           $ 230
                                                                               =====         =====           =====
      Total as a percentage of total assets .....................               0.30%         0.11%           0.16%
                                                                               =====         =====           =====

      As of June 30, 2003, non-accruing one-to-four family loans totaled $472,000 and consisted of six loans secured by properties located in Midland Federal's primary market area and one loan located in Florida.

      As of June 30, 2003, there were no concentrations of loans in any types of industry which exceeded 10% of Midland Federal's total loans that are not included as a loan category in the preceding table.

      For the fiscal year ended June 30, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $24,000, which interest income was not accrued into interest income for the fiscal year ended June 30, 2003.

      As of June 30, 2003, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

      In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, Midland Federal regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2003, Midland Federal had classified a total of $586,000 of its assets as substandard, none as doubtful, none as loss and none as special mention.

Allowance for Losses on Loans and Real Estate

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans where full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

      Midland Capital's allowance for loan losses increased by $60,000 to $410,000 at June 30, 2003 from $350,000 at the prior fiscal year end. At fiscal year end, the $410,000 in general allowance for loan losses was determined by Midland Capital to be consistent with its policy for the establishment and maintenance of adequate levels of general loan loss allowances. The $60,000 increase in loan loss allowances was the result of loan loss provisions during fiscal 2003. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to Midland Federal's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2003 Midland Federal had a total allowance for losses on loans of $410,000 or 0.44% of total loans. See Note 5 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto.

      The following table sets forth an analysis of Midland Federal's allowance for loan losses.

                                                                                      Year Ended June 30,
                                                                                  -------------------------
                                                                                  2003       2002     2001
                                                                                  -----      -----    -----
                                                                                    (Dollars in Thousands)
      Balance at beginning of period .................................            $ 350      $ 359    $ 369
                                                                                  -----      -----    -----

      Charge-offs:
       One- to four-family ...........................................               --         --       --
       Consumer ......................................................               --         35       11
       Commercial business ...........................................               --          3       13
                                                                                  -----      -----    -----
        Total charge-offs ............................................               --         38       24
                                                                                  -----      -----    -----

      Recoveries:
       One- to four-family ...........................................               --         14       14
       Consumer ......................................................               --         --       --
                                                                                  -----      -----    -----
        Total recoveries .............................................               --         14       14
                                                                                  -----      -----    -----

      Net charge-offs ................................................               --        (24)     (10)
      Additions charged to operations ................................               60         15       --
      Balance at end of period .......................................            $ 410      $ 350    $ 359
                                                                                  =====      =====    =====

      Ratio of net charge-offs during the period to
       average loans outstanding during the period ...................              --%       0.03%    0.04%

      Ratio of net charge-offs during the period to
       average non-performing assets .................................              --%       9.60%    2.93%

      Allowance for loan losses to
       non-performing loans) .........................................            84.80%     213.29%  104.63%

      Allowance for loan losses to total loans .......................             0.44%      0.41%    0.52%

      The following table presents the portions of the allowance for loan losses applicable to each loan category.

                                                                                June 30,
                                               ------------------------------------------------------------------------------
                                                       2003                        2002                          2001
                                               ---------------------     ------------------------       ---------------------
                                                             Percent                      Percent                     Percent
                                                            of Loans                     of Loans                    of Loans
                                                             in Each                      in Each                     in Each
                                                            Category                     Category                    Category
                                                            to Total                     to Total                    to Total
                                               Amount         Loans      Amount            Loans        Amount         Loans
                                               ------       --------     ------          --------       ------       --------
                                                                            (Dollars in Thousands)

      One- to four-family .............         $177          95.34%         $113          95.56%         $ 96          93.23%
      Multi-family ....................            2           2.12             2           1.41            64           2.17
      Non-residential .................            1           0.73             2           1.08             1           0.70
      Construction ....................           --           0.26            --             --            --           1.19
      Consumer ........................            4           1.53             4           1.94            55           2.70
      Commercial business .............           --           0.02            --           0.01             2           0.01
      Unallocated .....................          226             --           229             --           141             --
                                                ----         ------          ----         ------          ----         ------
        Total .........................         $410         100.00%         $350         100.00%         $359         100.00%
                                                ====         ======          ====         ======          ====         ======

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

      At June 30, 2003, Midland Federal's interest-bearing deposits in other financial institutions totaled $45.7 million, or 28.6% of its total assets, and investment securities totaled $6.4 million, or 4.0% of its total assets. As of such date, Midland Federal also had a $996,000 investment in the common stock of the FHLB of Chicago in order to satisfy the requirement for membership in this institution. At June 30, 2003, the average term to maturity or repricing of the investment securities portfolio was approximately two years.

      The following table sets forth the composition of Midland Federal's investment portfolio at the dates indicated.

                                                                                   At June 30,
                                                     -------------------------------------------------------------------------
                                                             2003                      2002                      2001
                                                     ---------------------     ---------------------     ---------------------
                                                     Carrying       Fair       Carrying       Fair       Carrying       Fair
                                                       Value        Value        Value        Value        Value        Value
                                                     --------      -------     --------      -------     --------      -------
                                                                                   (In Thousands)
Investment Securities:
 U.S. government securities ....................      $   981        1,360      $   980      $ 1,205      $ 8,477      $ 8,741
 U.S. agency securities ........................        4,999        5,029       15,025       15,257       22,614       22,907
 FHLB - Chicago stock ..........................          996          996          897          897          783          783
                                                      -------      -------      -------      -------      -------      -------
   Total investment securities .................      $ 6,976      $ 7,385      $16,902      $17,359      $31,874      $32,431
                                                      =======      =======      =======      =======      =======      =======

Interest-bearing deposits:

 FHLB daily investment .........................      $ 8,264      $ 8,264      $ 3,569      $ 3,569      $ 2,424      $ 2,424
 Other daily investments .......................       37,414       37,414       24,913       24,913       14,015       14,015
                                                      -------      -------      -------      -------      -------      -------
   Total interest-bearing deposits .............      $45,678      $45,678      $28,482      $28,482      $16,439      $16,439
                                                      =======      =======      =======      =======      =======      =======

      The composition and maturities of the investment securities portfolio, excluding FHLB of Chicago stock, are indicated in the following table.

                                                                            June 30, 2003
                                                       -----------------------------------------------------------
                                                        1 Year      1 to 5        Over          Total Investment
                                                       or Less       Years      10 Years            Securities
                                                       -------       -----      --------       -------------------
                                                                      (Dollars in Thousands)
                                                                                                                        Weighted
                                                         Book        Book         Book          Book         Fair        Average
                                                        Value        Value        Value        Value         Value        Yield
                                                        -----        -----        -----        -----         -----      --------
                                                                        (In Thousands)
U.S. government and agency securities ...........       $   --       $   --       $  981       $  981       $1,360
U.S. Agency securities ..........................        4,999           --           --        4,999        5,029
                                                        ------       ------       ------       ------       ------
                                                        $4,999       $   --       $  981       $5,980       $6,389        4.23%
                                                        ======       ======       ======       ======       ======        ====

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

      The following table sets forth the savings flows at Midland Federal during the periods indicated.

                                                                                  Year Ended June 30,
                                                                     --------------------------------------------
                                                                       2003              2002              2001
                                                                     ---------        ---------         ---------
                                                                                 (Dollars in Thousands)
      Opening balance ...................................            $ 138,444        $ 131,504         $ 126,871
      Deposits ..........................................              431,629          421,210           423,623
      Withdrawals .......................................             (425,169)        (417,924)         (424,012)
                                                                     ---------        ---------         ---------
      Balance before interest credited ..................              144,904          134,790           126,506
      Interest credited .................................                2,586            3,654             4,998
                                                                     ---------        ---------         ---------

      Ending balance ....................................            $ 147,490        $ 138,444         $ 131,504
                                                                     =========        =========         =========

      Net increase ......................................            $   9,046        $   6,940         $   4,633
                                                                     =========        =========         =========

      Percent increase ..................................                 6.53%            5.28%             3.65%
                                                                          ====             ====              ====

      The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Midland Federal at the dates indicated.

                                                                                          June 30,
                                                         ---------------------------------------------------------------------------
                                                                 2003                       2002                       2001
                                                         ---------------------      ---------------------      ---------------------
                                                                      Percent                    Percent                    Percent
                                                           Amount     of Total       Amount      of Total       Amount      of Total
                                                         --------     --------      --------     --------      --------     --------
                                                                                    (Dollars in Thousands)
Interest Rate Range:

Passbook accounts .................................      $ 56,420       38.25%      $ 51,592       37.27%      $ 43,581       33.14%
NOW accounts ......................................        13,785        9.35         14,140       10.21         11,107        8.45
Money market accounts .............................         7,649        5.19          7,793        5.63          7,962        6.05
Non-interest bearing deposits .....................        11,647        7.90          9,998        7.22         10,009        7.61
                                                         --------      ------       --------      ------       --------      ------
    Total non-certificates ........................        89,501       60.69         83,523       60.33         72,659       55.25
                                                         --------      ------       --------      ------       --------      ------

Certificates:

Interest rate range:
 0.75-2.00% .......................................        32,770       22.22             --          --             --          --
 2.01-3.00% .......................................        15,204       10.31         40,561       29.30             --          --
 3.01-4.00% .......................................         8,615        5.84          7,647        5.52          8,316        6.32
 4.01-5.00% .......................................         1,141        0.77          2,670        1.93         29,201       22.21
 5.01-6.00% .......................................           258        0.17          3,943        2.85         16,649       12.66
 6.01-7.00% .......................................            --          --            100        0.07          4,679        3.56
                                                         --------      ------       --------      ------       --------      ------

    Total certificates ............................        57,988       39.31         54,921       39.67         58,845       44.75
                                                         --------      ------       --------      ------       --------      ------
    Total deposits ................................      $147,489      100.00%      $138,444      100.00%      $131,504      100.00%
                                                         ========      ======       ========      ======       ========      ======

      The following table shows rate and maturity information for Midland Federal's time deposits as of June 30, 2003.

                                         0.75-        2.01-        3.01-       4.01-                   Percent
                                         2.00%        3.00%        4.00%       6.00%        Total      of Total
                                        -------     -------      -------      -------      -------     --------
                                                                 (Dollars in Thousands)
Certificate Accounts Maturing
in Quarter Ending:

September 30, 2003 ............         $14,095     $ 4,194      $ 1,882          741      $20,912        36.06%
December 31, 2003 .............          12,938       2,783          529          336       16,586        28.60
March 31, 2004 ................           2,919       6,408        4,552          322       14,201        24.29
June 30, 2004 .................           2,777         105          278           --        3,160         5.45
September 30, 2004 ............              --          81          244           --          325         0.56
December 31, 2004 .............              41         432          198           --          671         1.16
March 31, 2005 ................              --         125          702           --          827         1.43
June 30, 2005 .................              --         123          230           --          353         0.61
September 30, 2005 ............              --         611           --           --          611         1.05
December 31, 2005 .............              --         342           --           --          342         0.59
                                        -------     -------      -------      -------      -------       ------

  Total .......................         $32,770     $15,204      $ 8,615      $ 1,399      $57,988       100.00%
                                        =======     =======      =======      =======      =======       ======

  Percent of total ............           56.51%      26.22%       14.86%        2.41%      100.00%
                                        =======     =======      =======      =======      =======

      The following table indicates the amount of Midland Federal's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2003.

                                                                                      Maturity
                                                            -----------------------------------------------------------
                                                                           Over         Over        Over
                                                            3 Months      3 to 6      6 to 12        12
                                                             or Less      Months       Months       Months       Total
                                                            --------      -------     -------      -------      -------
                                                                                 (Dollars in Thousands)
Certificates of deposit less than $100,000 .........         $16,601      $12,646     $15,645      $ 1,575      $46,467

Certificate of deposit of $100,000 or more .........           4,311        3,940       1,716        1,554       11,521
                                                             -------      -------     -------      -------      -------

 Total certificates of deposit .....................         $20,912      $16,586     $17,361      $ 3,129      $57,988
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

      Midland Federal has one service corporation, Midland Service Corporation, located in Bridgeview, Illinois, which was organized to act as a holding company for Midland Federal's other subsidiaries. At June 30, 2003, Midland Federal's equity investment in Midland Service Corporation was approximately $207,000. During fiscal 2003, Midland Service Corporation recorded a profit of $12,000.

      Midland Service Corporation owns MS Insurance Agency, an insurance agency which provides insurance products to customers of Midland Federal and to members of the general public in Midland Federal's market area. Insurance products offered by this agency, include credit life, health, homeowners' and disability. MS Insurance Agency had a profit of $10,000 for the 2003 fiscal year, all of which is included in the Midland Service Corporation income amounts reported above.

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

      Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Midland Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The last OTS examination commenced on August 5, 2002 using financial data as of June 30, 2002. When these examinations are conducted, the examiners may require Midland Federal to provide for higher general or specific loan loss reserves. Midland Federal is also subject to joint examination by the FDIC and the OTS.

      All savings associations are subject to semi-annual assessments, based upon the savings associations total assets. Midland Federal's paid assessment during the fiscal year ended June 30, 2003 was $45,000.

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

      Midland Federal's permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2003, Midland Federal's lending limit under this restriction was $1.5 million. Midland Federal is in compliance with the loans-to-one-borrower limitation.

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

      At fiscal year end 2003, the premium schedule for BIF- and SAIF- insured institutions ranged from 0 to 27 basis points, and both BIF- and SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to about 1.76 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the years 2017 through 2019.

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

      The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, any unrealized holding gains or losses, net of income taxes, on securities classified as available for sale in accordance with SFAS No. 115 are excluded from regulatory capital calculations. At June 30, 2003, Midland Federal had deductible retained mortgage servicing assets and an unrealized gain, net of tax, under SFAS No. 115 in the amount of $280,000.

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

      At June 30, 2003, Midland Federal had tangible capital of $9.4 million, or 5.88% of adjusted total assets, which is approximately $7.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

      The capital standards also require core capital or Tier 1 Capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill and a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions of FDICIA, discussed below, a savings association must maintain a core capital ratio of at least 4% to be considered "adequately capitalized" unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 2003, Midland Federal had retained mortgage servicing assets which were subject to these tests.

      At June 30, 2003, Midland Federal had core capital equal to $9.4 million, or 5.88% of adjusted total assets, which is $4.6 million above the minimum leverage ratio requirement of 3% in effect on that date. In addition, on such date Midland Federal had Tier 1 Risked-Based Capital equal to $9.4 million or 11.50% of Risk-Weighted Assets, which is $6.1 million above the requirement of 4% on effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 2003, Midland Federal had no capital instruments that qualify as supplementary capital and $410,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. There were $15,000 in equity investments at June 30, 2003.

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

      On June 30, 2003, Midland Federal had total capital of $9.8 million (including $9.4 million in core capital and $410,000 of qualifying general loss reserves) and risk-weighted assets of $81.9 million or total capital of 11.98% of risk-weighted assets. This amount was $3.3 million above the 8% requirement in effect on that date.

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

      Qualified Thrift Lender Test. All savings associations, including Midland Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the 1986 Internal Revenue Code, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2003 Midland Federal was in compliance with the test.

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

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 2003 Midland Federal was in compliance with these reserve requirements.

      Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

      Federal Home Loan Bank System. Midland Federal is a member of the FHLB of Chicago, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. While a member of the FHLB of Chicago at June 30, 2003, Midland Federal had not entered into a credit arrangement with the FHLB of Chicago and, as such, could not obtain funds from the FHLB of Chicago.

      As a member, Midland Federal is required to purchase and maintain stock in the FHLB of Chicago. At June 30, 2003 Midland Federal had $996,000 in FHLB stock, which was in compliance with this requirement. In past years, Midland Federal has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.48% and were 5.25% for calendar year 2003.

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

      For the year ended June 30, 2003, dividends paid by the FHLB of Chicago to Midland Federal totaled $51,000, which was a $7,000 increase from the amount of dividends received in fiscal year 2002. The $15,000 dividend received for the quarter ended June 30, 2003 reflects an annualized rate of 6.50%, or 1.25% above the rate for calender year 2002.

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

      To the extent earnings appropriated to a savings institutions bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2003, Midland Federal's excess for tax purposes totaled approximately $1.1 million.

      Midland Capital and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

      Midland Capital and its consolidated subsidiaries have never been audited by the IRS with respect to federal income tax returns. The statute of limitations has passed for tax years ending on or prior to June 30, 2000, for Midland Capital and its consolidated subsidiaries.

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

Employees

      At June 30, 2003, Midland Federal had a total of 44 full-time employees and 45 part-time employees. None of Midland Federal's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Description of Property

Offices

      Midland Federal owns the building and land for its main office at 8929 South Harlem Avenue, Bridgeview, Illinois. This office has 18,000 square feet and a net book value of $860,000 at June 30, 2003. Midland Federal also has a 99 year easement on land adjacent to its main office which expires in the year 2078. Midland Federal owns the building and land for its two branch offices in Chicago at 4040 South Archer Avenue in Brighton Park and 2657 West 69th Street in Marquette Park which have 2,000 and 2,500 square feet and $622,000 and $46,000 net book values at June 30, 2003, respectively.

      Midland Federal owns a parcel of vacant land located in Homer Glen, Illinois which has a net book value of $180,500 at June 30, 2003. Midland Federal has also entered into a lease for retail space and additional vacant land adjacent to the same location in Homer Glen, Illinois. Midland Federal established a full service branch banking facility at this location which opened for business during April 1999. The net book value of remodeling and leasehold improvement costs at this 32,846 square foot location amount to approximately $364,000 at June 30, 2003.

Computer Equipment

      Midland Federal's recordkeeping activities are maintained on an on-line basis with an independent service bureau. Midland Federal's accounting and loan origination activities are maintained on an in-house computer network. The net book value of Midland Federal's computer equipment at June 30, 2003 was $112,000.

Item 3. Legal Proceedings

      Midland Federal is, from time to time, a defendant to certain lawsuits arising in the ordinary course of its business. Midland Federal believes that there is no litigation pending which, if adversely determined, would have a material adverse effect on its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 2003.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Page 20 of the 2003 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

      Pages 6 through 19 of the 2003 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Financial Statements

      Pages 22 through 46 of the 2003 Annual Report to Stockholders are herein incorporated by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements with Midland Federal's accountants on accounting and financial disclosure matters.

Item 8A. Controls and Procedures

      The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of periodic communications among the Chief Executive and Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company's operations. In addition, the Chief Executive and Financial Officer and the Company's independent auditors also meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive and Financial Officer has evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

      The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

      The following table sets forth information with respect to securities to be issued under Midland Capital's equity compensation plans as of June 30, 2003.

                      Equity Compensation Plan Information

====================================================================================================================================
                                                                                                                    (c)
                                                                                                          Number of securities
                                                            (a)                           (b)             remaining available for
                                                  Number of securities to be      Weighted-average        future issuance under
                                                  issued upon exercise of o       exercise price of       equity compensation plans
                                                  utstanding options, warrants    outstanding options,    (excluding securities
Plan Category                                     and rights                      warrants and rights     reflected in column (a))
====================================================================================================================================
Equity compensation plans approved by
security holders:

1. 1993 Stock Option and Incentive Plan(1)        1. None                         1. N/A                  1. 6,900
2. Recognition and Retention Plan(1)              2. N/A                          2. N/A(2)               2. N/A

====================================================================================================================================
Equity compensation plans not approved by
security holders                                               N/A

====================================================================================================================================
Total                                                          None                            N/A                   6,900
====================================================================================================================================

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

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits:

                                                                                                     Reference to
                                                                                                     Prior Filing
 Regulation                                                                                           or Exhibit
S-K Exhibit                                                                                         Number Attached
  Number                   Document                                                                     Hereto
-----------  --------------------------------------------------------------------------------       ---------------
     2       Plan of acquisition, reorganization, arrangement, liquid, or succession                     None

     3       Articles of Incorporation and Bylaws............................................             ***

     4       Instruments defining the rights of security holders,
             including indentures:
              Common Stock Certificate.......................................................             ***

     9       Voting trust agreement..........................................................            None

    10       Material contracts:
              Employee Stock Ownership Plan..................................................             ***
              1993 Stock Option and Incentive Plan...........................................             **
              Employment Agreements..........................................................             ***
              Recognition and Retention Plan.................................................             ***
              401(k) Retirement/Savings Plan.................................................             ***

    11       Statement re computation of per share earnings..................................            ****

    13       Annual Report to Security Holders...............................................             13

    16       Letter on change in certifying accountant.......................................            None

    18       Letter on change in accounting principles.......................................            None

    21       Subsidiaries of Registrant......................................................             21

    22       Published report regarding matters submitted to vote of security holders........            None

    23       Consent of Experts and Counsel..................................................            None

    24       Power of Attorney...............................................................        Not required

    31.1     Certification of Paul M. Zogas pursuant to Rule 13a-14 under the
             Securities and Exchange Act of 1934.............................................            31.1

    32.1     Certification of Paul M. Zogas pursuant to 18 U.S.C. Section 1350, as
             adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002...............            32.1

----------
      *Filed on January 15, 1993 as an exhibit to Midland Federal's initial Form AC.

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

      ****See Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report under Exhibit 13.

      (b) Reports on Form 8-K:

      On May 2, 2003, the Company filed a report on Form 8-K attaching a press release announcing its fiscal third quarter earnings and declaring a regular dividend. No other reports on Form 8-K have been filed during the three-month period ended June 30, 2003.

Item 14. Principal Accountant Fees and Services

      Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, which will be filed not later than 120 days following the close of the fiscal year end.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MIDLAND CAPITAL HOLDINGS CORPORATION


Date: September 29, 2003                    By: /s/ Paul M. Zogas
                                                --------------------------------
                                                Paul M. Zogas
                                                Chairman, President and
                                                Chief Executive Officer
                                                (Duly Authorized Representative)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Paul M. Zogas                             /s/ Charles A. Zogas
---------------------------------------       ----------------------------------
Paul M. Zogas, Chairman, President and        Charles A. Zogas, Director,
Chief Executive and Financial Officer         Executive Vice President and
(Principal Executive and Financial and        Secretary
Accounting Officer)

Date: September 29, 2003                      Date: September 29, 2003


/s/ Jonas Vaznelis, Director                  /s/ Richard Taylor
---------------------------------------       ----------------------------------
Jonas Vaznelis, Director                      Richard Taylor, Director and
                                              Vice President

Date: September 29, 2003                      Date: September 29, 2003


/s/ Michael J. Kukanza                        /s/ Algerd Brazis
---------------------------------------       ----------------------------------
Michael J. Kukanza, Director                  Algerd Brazis, Director

Date: September 29, 2003                      Date: September 29, 2003