Form 10QSB
period 2003-09-03
MIDLAND CAPITAL HOLDINGS CORP
filed 2003-11-14
CIK 1061234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

      Transitional Small Business Disclosure Format. Yes |_| No |X|

      Indicate the number of shares of each of the Issuer's classes of common stock as of the latest practicable date:

                          Common Stock, par value $.01
                                (Title of Class)

                     As of November 14, 2003, the Issuer had
             372,600 shares of Common Stock issued and outstanding.

                      MIDLAND CAPITAL HOLDINGS CORPORATION

Part I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1. Financial Statements
             Consolidated Statements of Financial Condition -
             September 30, 2003 (unaudited) and June 30, 2003 ...........    1

             Consolidated Statements of Earnings - Three Months
             Ended September 30, 2003 and 2002 (unaudited) ..............    2

             Consolidated Statements of Changes in Stockholders' Equity -
             Three Months Ended September 30, 2003 (unaudited) ..........    3

             Consolidated Statements of Cash Flows - Three Months
             Ended September 30, 2003 and 2002 (unaudited) ..............    4

             Notes to Consolidated Financial Statements .................   5-6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................   7-14

     Item 3. Controls and Procedures ....................................   14

Part II.  OTHER INFORMATION .............................................   15

     Index to Exhibits ..................................................   16

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Part I -- FINANCIAL INFORMATION

Consolidated Statements of Financial Condition

Assets                                                            September 30,          June 30,
                                                                       2003                2003
                                                                   ------------        -----------
                                                                    (Unaudited)
Cash and amounts due from depository institutions                  $  4,770,530          3,742,724
Interest-bearing deposits                                            47,083,737         45,678,341
                                                                   ------------        -----------
Total cash and cash equivalents                                      51,854,267         49,421,065
Investment securities available for sale, at fair value               3,811,875          6,388,900
Mortgage-backed securities, held to maturity (fair value:
  September 30, 2003 - $5,121,148;
  June 30, 2003 - $6,425,722)                                         5,012,968          6,272,466
Loans receivable (net of allowance for loan losses:
  September 30, 2003 - $424,207;
  June 30, 2003 - $409,560)                                          91,831,855         92,932,253
Loans receivable held for sale                                          330,850            367,300
Stock in Federal Home Loan Bank of Chicago                            1,012,000            996,200
Office properties and equipment, net                                  2,537,284          2,607,389
Accrued interest receivable                                             418,940            448,762
Prepaid expenses and other assets                                       713,779            542,049
                                                                   ------------        -----------
Total assets                                                       $157,523,818        159,976,384
                                                                   ============        ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits                                                           $145,062,610        147,489,604
Advance payments by borrowers for taxes and insurance                   300,298            998,779
Other liabilities                                                       672,511            431,854
                                                                   ------------        -----------
Total liabilities                                                   146,035,419        148,920,237
                                                                   ------------        -----------

Stockholders' equity:
Preferred stock, $.01 par value:
  authorized 50,000 shares; none outstanding                                 --                 --
Common stock, $.01 par value: authorized 600,000
  shares; issued and outstanding 372,600 shares
  at September 30, 2003 and June 30, 2003                                 3,726              3,726
Additional paid-in capital                                            3,395,580          3,395,580
Retained earnings - substantially restricted                          7,870,569          7,387,034
Accumulated other comprehensive income, net of income taxes             218,524            269,807
                                                                   ------------        -----------
Total stockholders' equity                                           11,488,399         11,056,147
                                                                   ------------        -----------
Total liabilities and stockholders' equity                         $157,523,818        159,976,384
                                                                   ============        ===========

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Earnings (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                            2003         2002
                                                         ----------    ---------
Interest income:
  Interest on loans                                      $1,516,732    1,482,560
  Interest on mortgage-backed securities                     70,445      139,181
  Interest on investment securities                          51,180      185,415
  Interest on interest-bearing deposits                     110,589      140,312
  Dividends on FHLB stock                                    15,881       11,299
                                                         ----------    ---------
Total interest income                                     1,764,827    1,958,767
                                                         ----------    ---------

Interest expense:
  Interest on deposits                                      490,728      785,134
                                                         ----------    ---------
Total interest expense                                      490,728      785,134
                                                         ----------    ---------

Net interest income before provision for loan losses      1,274,099    1,173,633
Provision for loan losses                                    15,000       15,000
                                                         ----------    ---------
Net interest income after provision for loan losses       1,259,099    1,158,633
                                                         ----------    ---------

Non-interest income:
  Loan fees and service charges                             174,492      128,950
  Commission income                                          18,003       18,371
  Gain on sale of loans                                       8,598       13,131
  Deposit related fees                                      126,834      131,835
  Gain on satisfaction of foreclosure judgments             433,285           --
  Other income                                               29,696       13,195
                                                         ----------    ---------
Total non-interest income                                   790,908      305,482
                                                         ----------    ---------

Non-interest expense:
  Staffing costs                                            710,646      636,079
  Advertising                                                17,907       14,578
  Occupancy and equipment expenses                          198,106      186,574
  Data processing                                            52,619       49,638
  Federal deposit insurance premiums                          5,851        5,975
  Other                                                     236,276      252,003
                                                         ----------    ---------
Total non-interest expense                                1,221,405    1,144,847
                                                         ----------    ---------

Income before income taxes                                  828,602      319,268
Income tax provision                                        281,725      108,551
                                                         ----------    ---------
Net income                                               $  546,877      210,717
                                                         ==========    =========

Earnings per share (basic)                               $     1.47         0.58
                                                         ==========    =========
Earnings per share (diluted)                             $     1.47         0.57
                                                         ==========    =========
Dividends declared per common share                      $     0.17         0.15
                                                         ==========    =========

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                                        Accumulated
                                              Additional                   Other
                                     Common     Paid-In     Retained   Comprehensive
                                      Stock     Capital     Earnings       Income      Total
                                     ------   ----------    ---------  ------------- ----------
Balance at June 30, 2003             $3,726    3,395,580    7,387,034      269,807   11,056,147
                                     ------    ---------    ---------      -------   ----------

Comprehensive Income:

  Net Income                                                  546,877                   546,877

  Other comprehensive
    income, net of tax:

  Unrealized holding loss
    during the period                                                      (51,283)     (51,283)
                                                            ---------      -------   ----------
Total comprehensive income                                    546,877      (51,283)     495,594

  Dividends declared on common
    stock ($0.17 per share)                                   (63,342)                  (63,342)
                                     ------    ---------    ---------      -------   ----------
Balance at September 30, 2003        $3,726    3,395,580    7,870,569      218,524   11,488,399
                                     ======    =========    =========      =======   ==========

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                                 2003              2002
                                                             -------------     ------------
Cash flows from operating activities:
Net income                                                   $     546,877          210,717
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation                                                      75,989           78,950
  Net amortization (accretion) on securities                        (3,405)           5,356
  Federal Home Loan Bank stock dividend                            (15,800)              --
  Provision for loan losses                                         15,000           15,000
  Proceeds from sale of loans held for sale                        611,900          929,225
  Origination of loans held for sale                              (575,450)        (296,419)
  Gain on sale of loans                                             (8,598)         (13,131)
  Decrease in accrued interest receivable                           29,822           23,731
  Decrease in accrued interest payable                              (3,478)          (1,683)
  Decrease in deferred income on loans                            (239,659)         (21,162)
  (Increase) decrease in other assets                             (136,714)          48,593
  Increase (decrease) in other liabilities                         244,135          (87,626)
                                                             -------------     ------------
Net cash provided by operating activities                          540,619          891,551
                                                             -------------     ------------

Cash flows from investing activities:
  Proceeds from repayments of mortgage-backed securities,
    held to maturity                                             1,262,227        1,197,849
  Proceeds from maturities of investment securities,
    held to maturity                                                    --        2,500,000
  Proceeds from maturities of investment securities,
    available for sale                                           2,500,000               --
  Loan disbursements                                           (18,372,662)     (12,099,733)
  Loan repayments                                               19,697,719        7,081,743
  Property and equipment expenditures                               (5,884)         (37,665)
                                                             -------------     ------------
Net cash provided by (for) investing activities                  5,081,400       (1,357,806)
                                                             -------------     ------------

Cash flows from financing activities:
  Deposit account receipts                                     108,345,224      113,294,621
  Deposit account withdrawals                                 (111,238,206)    (109,174,507)
  Interest credited to deposit accounts                            465,988          750,502
  Payment of dividends                                             (63,342)         (54,596)
  (Decrease) increase in advance payments by borrowers
    for taxes and insurance                                       (698,481)         357,497
                                                             -------------     ------------
Net cash provided (for) by financing activities                 (3,188,817)       5,173,517
                                                             -------------     ------------

Net change in cash and cash equivalents                          2,433,202        4,707,262
Cash and cash equivalents at beginning of period                49,421,065       32,921,438
                                                             -------------     ------------

Cash and cash equivalents at end of period                   $  51,854,267       37,628,700
                                                             =============     ============

Cash paid during the period for:
  Interest                                                   $     494,206          786,817
  Income taxes                                                      12,538          255,525
                                                             =============     ============

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

Note C - Earnings Per Share

Earnings per share for the three month periods ended September 30, 2003 and 2002 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note D - Industry Segments

The Company operates principally in the thrift industry through its subsidiary savings and loan. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to thrift operations.

Note E - Effect of New Accounting Pronouncements

In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities", which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. The Company does not expect that the adoption of this Interpretation will have a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In general, this Statement should be applied prospectively. The Company does not expect that the application of this Statement will materially impact its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial statements entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Statement did not have a material effect on the Company's consolidated financial statements.

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

GENERAL

Midland Capital Holdings Corporation (the "Company") is a Delaware corporation that was organized for the purpose of becoming the thrift holding company for Midland Federal Savings and Loan Association (the "Association" or "Midland Federal"). The Association converted from a federal mutual savings and loan association to a federal stock savings and loan association on June 30, 1993 (the "Conversion"). In the Conversion, 345,000 shares of common stock, par value of $.01 per share, of the Association were sold in an initial public offering for an aggregate consideration of $3.45 million. On July 23, 1998, as a result of a reorganization, the Association became a wholly owned subsidiary of the Company, and each outstanding share of common stock of the Association became, by operation of law, one share of common stock of the Company. At June 30, 2003 there were 372,600 shares of the Company's common stock outstanding.

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

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

GENERAL (continued)

The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2003, Midland Federal's capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 6.34% and a risk-based capital ratio of 12.91%.

FINANCIAL CONDITION

At September 30, 2003, total assets of the Company decreased by $2.5 million to $157.5 million from $160.0 million at June 30, 2003. Loans receivable, including loans available for sale, decreased $1.1 million to $92.2 million at September 30, 2003. The Company originated $18.9 million of primarily fixed rate loans during the quarter ended September 30, 2003 compared to loan originations of $12.4 million during the prior year quarter. The higher loan origination volume in the current quarter was due in part to an increase in mortgage refinancing activity as a result of the decline in interest rates that began in January 2001. Offsetting loan originations in the current quarter were loan repayments of $19.7 million as well as loan sales of $612,000. There were no new purchases of mortgage-backed securities during the quarter ended September 30, 2003 and as a result, the balance of mortgage-backed securities decreased by $1.3 million to $5.0 million due to repayments and amortization.

The balance of investment securities available for sale decreased $2.6 million to $3.8 million at September 30, 2003 compared to $6.4 million at June 30, 2003 due to the maturity of a $2.5 million security. Gross unrealized gains in the available for sale portfolio were $331,000 at September 30, 2003 compared to gross unrealized gains of $409,000 at June 30, 2003, reflecting the negative impact of higher interest rates. The weighted average remaining term to maturity of the Company's total investment securities portfolio at September 30, 2003 was
4.0 years.

In response to the increase in economic activity and in anticipation of upward pressure on interest rates in fiscal 2004, the Company increased the balance of cash and cash equivalents by $2.4 million to $51.9 million at September 30, 2003 from $49.4 million at June 30, 2003. The increase in cash equivalents during the quarter ended September 30, 2003 was partly funded by the proceeds of $2.5 million in maturing U.S. Agency securities, discussed above.

Non-performing assets consisted of $410,000 in non-accruing loans at September 30, 2003 compared to $483,000 at June 30, 2003. The allowance for loan losses increased during the current quarter by $15,000 to $424,000, or 0.46% of total loans, at September 30, 2003. The $14,000 increase in the allowance for loan losses was the result of $15,000 in loan loss provisions net of $1,000 in charge offs during the quarter ended September 30, 2003. Non-accruing loans at September 30, 2003 consisted of $399,000 in one-to-four family residential mortgage loans and $11,000 in non-mortgage loans. At September 30, 2003 the Company's ratio of allowance for loan losses to non-performing loans was 103.35% compared to 84.80% at June 30, 2003. Management believes that the current allowance for loan losses is adequate to cover probable accrued losses in the portfolio.

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

                                                     September 30,     June 30,
                                                         2003            2003
                                                     -------------     --------
                                                        (Dollars in Thousands)
Non-Accruing Loans:
  One-to-four family                                     $399            $472
  Multi-family                                             --              --
  Consumer                                                 11              10
  Commercial business                                      --              --
                                                         ----            ----
      Total non-performing loans                         $410            $482
                                                         ----            ----

Foreclosed Assets:
      One-to-four family                                   --              --
                                                         ----            ----
            Total foreclosed assets                        --              --
                                                         ----            ----

Total non-performing assets                              $410            $482
                                                         ====            ====
Total as a percentage of total assets                    0.26%           0.30%
                                                         ====            ====

As of September 30, 2003, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

The following table sets forth an analysis of the Company's allowance for loan losses.

                                                            Three Months Ended
                                                               September 30,
                                                             2003         2002
                                                            -------      ------
                                                          (Dollars in Thousands)

Balance at beginning of period                              $   410      $  350
                                                            -------      ------

Charge-offs:
  One-to-four family loans                                       --          --
  Consumer loans                                                 --          --
  Commercial business loans                                      --          --
                                                            -------      ------
    Total charge-offs                                            --          --
                                                            -------      ------

Recoveries:
  One-to-four family loans                                       --           1
  Multi-family loans                                             --          --
  Consumer loans                                                 --          --
                                                            -------      ------
    Total recoveries                                             --           1
                                                            -------      ------

Net (charge-offs) recoveries                                     (1)          1
Additions charged to operations                                  15          15
                                                            -------      ------
Balance at end of period                                    $   424      $  366
                                                            =======      ======

Ratio of net charge-offs during the period to
 average loans outstanding during the period                     --%         --%

Ratio of net charge-offs during the period to
 average non-performing assets                                   --%         --%

Allowance for loan losses to non-performing loans            103.35%      56.47%

Allowance for loan losses to total loans                       0.46%       0.40%

The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for possible accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.

Deposits for the quarter ended September 30, 2003 decreased $2.4 million as a result of net withdrawals in the amount of $2.9 million offset by interest credited to deposits in the amount of $466,000. The net decrease in savings deposits is attributable to a $1.4 million decrease in certificate of deposit accounts, a $1.1 million decrease in passbook deposits, a $420,000 decrease in money market accounts and a $210,000 decrease in NOW accounts offset by a $710,000 increase in demand deposit accounts.

Stockholders' equity increased $432,000, or 3.9%, to $11.5 million at September 30, 2003 from $11.1 million at June 30, 2003. The increase in stockholders' equity was due to net income of $547,000 offset by a decrease in accumulated other comprehensive income of $51,000 and the payment of cash dividends in the amount of $64,000.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2003 was $547,000 compared to net income of $211,000 for the quarter ended September 30, 2002. The increase in net income in the current quarter was the result of a $100,000 increase in net interest income and a $485,000 increase in non-interest income. Net income was decreased in the current quarter due to a $76,000 increase in non-interest expense and a $173,000 increase in income taxes. The increase in net interest income was primarily the result of the collection of non-accruing loan interest during the current period in the amount of $216,000 due to a loan workout agreement that was paid in full during the quarter ended September 30, 2003. Net interest income in the prior year quarter also included the collection of non-accruing loan interest in the amount of $36,000 under the same loan workout agreement. For a discussion on the increases in both non-interest income and non-interest expense, respectively, see "Non-Interest Income" and "Non-Interest Expense."

Net of the collection of non-accruing loan interest in both periods, discussed above, the Company's interest rate spread decreased to 2.67% for the three months ended September 30, 2003 from 2.89% for the prior year period. Interest rate spread declined in the three month period ended September 30, 2003 compared with the prior year period as a result of high mortgage refinancing activity at lower market interest rates, lower investment yields on the Company's investment securities as well as an increase in cash. The decrease in interest rate spread was partially offset by an increase in the average balance of net earning assets (average interest earning assets minus average interest bearing liabilities). The average balance of net earning assets in the three month period ended September 30, 2003 increased by $1.1 million to $15.8 million compared with the prior year period.

Interest Income

Interest income decreased $194,000, or 9.9%, for the quarter ended September 30, 2003 as compared to the same period last year. The decrease in interest income is primarily attributed to a decrease in the average yield earned on interest earning assets. Net of the collection of non-accruing loan interest in both periods, discussed above, the average yield on interest earning assets decreased to 4.13% for the quarter ended September 30, 2003 from 5.28% in the prior year quarter. The decrease in the average yield earned on interest earning assets offset a $4.3 million increase in the average balance of interest earning assets to $150.0 million for the quarter ended September 30, 2003 compared to $145.7 million for the quarter ended September 30, 2002.

Interest on loans receivable increased $34,000, or 2.3%, for the quarter ended September 30, 2003 from the comparable quarter in 2002. The increase in interest income was primarily attributed to the $216,000 collection of non-accruing loan interest, discussed above, as compared to the $36,000 collection of non-accruing loan interest in the prior year period, under the same loan workout agreement. Net of the collection of non-accruing loan interest in both periods, the average yield earned on loans receivable decreased to 5.65% for the quarter ended September 30, 2003 as compared to 6.56% for the quarter ended September 30, 2002. The decrease in the average yield on loans receivable was offset by a $3.7 million increase in the average outstanding balance of net loans receivable to $92.0 million for the quarter ended September 30, 2003 from $88.3 million for the quarter ended September 30, 2002.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)

Interest on mortgage-backed securities decreased $69,000, or 49.4%, for the quarter ended September 30, 2003 from the comparable quarter in 2002. The decrease in interest income is attributed to a decrease in the average balance of mortgage-backed securities as well as a decrease in the average yield earned on mortgage-backed securities in the quarter ended September 30, 2003 as compared with the same period last year. For the quarter ended September 30, 2003, the average balance of mortgage-backed securities decreased $4.0 million to $5.5 million from $9.5 million in the prior year quarter. The average yield earned on mortgage-backed securities also decreased to 5.14% for the quarter ended September 30, 2003 from 5.88% for the quarter ended September 30, 2002. The decrease in the average yield earned on mortgage-backed securities was primarily the result of a decrease in the yield earned on the Company's balance of adjustable rate mortgage-backed securities, which re-priced at lower yields as market interest rates decreased between the two quarterly periods.

Interest earned on investment securities decreased $134,000, or 72.4%, for the quarter ended September 30, 2003 from the prior year period due to a $10.1 million decrease in the average outstanding balance of investment securities to $5.0 million from $15.1 million in the 2002 quarter. The average yield earned on investment securities also decreased to 4.08% for the quarter ended September 30, 2003 from 4.89% in the year earlier period.

Interest earned on interest bearing deposits decreased $30,000, or 21.2%, for the quarter ended September 30, 2003 from the same quarter in 2002. The decrease in interest income is attributed to a decrease in the average yield earned on interest bearing deposits. For the quarter ended September 30, 2003, the average yield earned on interest bearing deposits decreased to 0.95% from 1.76% for the quarter ended September 30, 2002. The decrease in the average yield on interest bearing deposits offset a $14.5 million increase in the average balance of interest bearing deposits to $46.4 million from $31.9 million in the 2002 quarter. The $14.5 million increase in the average balance of interest bearing deposits was primarily funded by the $10.1 million decrease in the average balance of investment securities and the $4.0 million decrease in the average balance of mortgage-backed securities, discussed above. The Company increased the average balance of interest bearing deposits in response to an increase in economic activity and in anticipation of upward pressure on interest rates in 2004.

Interest Expense

Interest expense decreased $294,000, or 37.5%, for the quarter ended September 30, 2003 compared with the prior year quarter. The decrease in interest expense is attributable to a decrease in the average yield paid on interest costing deposits to 1.46% for the quarter ended September 30, 2003 from 2.40% for the quarter ended September 30, 2002. The decrease in the average yield paid on interest costing deposits offset a $3.2 million increase in the average outstanding balance of interest costing deposits to $134.2 million for the quarter ended September 30, 2003 from $131.0 million for the prior year quarter.

Provisions for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $424,000, or .46% of total loans, at September 30, 2003 compared to $410,000, or .44% of total loans, at June 30, 2003. The $14,000 increase in the Company's allowance for loan losses during the current quarter was the result of $15,000 in loan loss provisions net of $1,000 in charge offs.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Provisions for Losses on Loans (continued)

At September 30, 2003, after consideration of the high concentration of one-to-four family mortgage loans in the loan portfolio, peer data, current economic conditions, trends in the portfolio, the low level of loan charge offs and the strong housing market, the $424,000 allowance for loan losses was determined by the Company to be sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves.

Non-Interest Income

Non-interest income increased $485,000 to $791,000 in the quarter ended September 30, 2003 as compared to the prior year quarter. The primary factors for the increase in non-interest income in the current quarter were a $433,000 gain on the satisfaction of foreclosure judgments and a $46,000 increase in loan fees and service charges offset by a $5,000 decrease in gain on the sale of loans and a $5,000 decrease in deposit related fees. The $433,000 gain on the satisfaction of foreclosure judgments is the result of the payment in full of the loan workout agreement, discussed above. The increase in loan fees and service charges in the current quarter is attributed to an increase in loan origination activity compared to the prior year quarter, as loan originations increased to $18.9 million from $12.4 million.

Non-Interest Expense

Non-interest expense increased $76,000 to $1.2 million in the quarter ended September 30, 2003 as compared to the prior year quarter. The increase in non-interest expense is primarily the result of a $75,000 increase in staffing costs, a $12,000 increase in office occupancy expense, a $10,000 increase in professional fees and a $3,000 increase in advertising expense offset by a $26,000 decrease in computer software and support expense. The increase in staffing costs is primarily attributed to a $31,000 increase in loan origination commissions, due to an increase in lending volume, a $21,000 increase in the cost of employee benefits and a $3,000 increase in bonus compensation expense.

Income Taxes

Income taxes increased $173,000 to $282,000 in the quarter ended September 30, 2003 from $109,000 for the same period last year. The increased income tax provision was due primarily to the increase in operating income in the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds,
(ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. At September 30, 2003 the Company had commitments to originate $5.4 million in single-family mortgage loans and commitments to sell $331,000 in loans.

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

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES (continued)

At September 30, 2003, the Association had tangible and core capital of $10.0 million, or 6.34% of adjusted total assets, which was approximately $7.6 million and $5.3 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At September 30, 2003, the Association had total capital of $10.4 million (including $10.0 million in core capital) and risk-weighted assets of $80.5 million, or total capital of 12.91% of risk-weighted assets. This amount was $4.0 million above the 8.0% requirement in effect on that date.

CONTROLS AND PROCEDURES

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications between the Chief Executive and Financial Officer and each department head to identify any new transactions, events, trends, risks or contingencies which may be material to the Company's operations. In addition, the Chief Executive and Financial Officer and the Company's independent auditors also meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive and Financial Officer has evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      See Exhibit Index.

(b)   Reports on Form 8-K:

      On July 25, 2003, the Company filed a report on Form 8-K attaching a press release announcing its fiscal fourth quarter earnings and declaring an increase in its regular dividend. No other reports on Form 8-K have been filed during the three month period ended September 30, 2003.

                                INDEX TO EXHIBITS

Exhibit
Number      Description
-------     -----------

11          Computation of Per Share Earnings

31.1        Rule 13a-14(a)/15d-14(a) Certification

32.1        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MIDLAND CAPITAL HOLDINGS CORPORATION
                                        Registrant


DATE: November 14, 2003                 BY: /s/ Paul Zogas
                                            ------------------------------------
                                            Paul Zogas
                                            President, Chief Executive Officer
                                            and Chief Financial Officer


DATE: November 14, 2003                 BY: /s/ Charles Zogas
                                            ------------------------------------
                                            Charles Zogas
                                            Executive Vice President and
                                            Chief Operating Officer