Form 10QSB
period 2003-12-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2004-02-13
CIK 1061234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ____________________________

                                   FORM 10-QSB


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2003

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

                     As of February 13, 2004, the Issuer had
             372,600 shares of Common Stock issued and outstanding.

                      MIDLAND CAPITAL HOLDINGS CORPORATION


Part  I.  FINANCIAL INFORMATION                                         PAGE
                                                                        ----
  Item 1.  Financial Statements
           Consolidated Statements of Financial Condition -
           December 31, 2003 (unaudited) and June 30, 2003............... 1

           Consolidated Statements of Earnings -
           Three months ended December 31, 2003 and 2002 and
           Six months ended December 31, 2003 and 2002 (unaudited)....... 2

           Consolidated Statements of Changes in Stockholders' Equity -
           Six months ended December 31, 2003 (unaudited)................ 3

           Consolidated Statements of Cash Flows - Six months
           ended December 31, 2003 and 2002 (unaudited).................. 4

           Notes to Consolidated Financial Statements.................... 5-6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................... 7-15

  Item 3.  Controls and Procedures........................................16

Part II.  OTHER INFORMATION...............................................17

     Index to Exhibits....................................................18


                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                                ----------------


Part I -- FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS
Consolidated Statements of Financial Condition


Assets
------                                                        December 31,     June 30,
                                                                  2003          2003
                                                              ------------   -----------
                                                              (Unaudited)
Cash and amounts due from depository institutions             $  4,548,471     3,742,724
Interest-bearing deposits                                       47,163,186    45,678,341
                                                              ------------   -----------
Total cash and cash equivalents                                 51,711,657    49,421,065
Investment securities available for sale, at fair value          1,274,375     6,388,900
Mortgage-backed securities, held to maturity (fair value:
  December 31, 2003 - $4,239,312;
  June 30, 2003 - $6,425,722)                                    4,181,239     6,272,466
Loans receivable (net of allowance for loan losses:
  December 31, 2003 - $429,472;
  June 30, 2003 - $409,560)                                     93,870,050    92,932,253
Loans receivable held for sale                                     263,311       367,300
Stock in Federal Home Loan Bank of Chicago                       1,029,700       996,200
Office properties and equipment, net                             2,468,005     2,607,389
Accrued interest receivable                                        354,855       448,762
Prepaid expenses and other assets                                  655,981       542,049
                                                              ------------   -----------
Total assets                                                  $155,809,173   159,976,384
                                                              ============   ===========
Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
Deposits                                                      $143,029,005   147,489,604
Advance payments by borrowers for taxes and insurance              864,828       998,779
Other liabilities                                                  397,696       431,854
                                                              ------------   -----------
Total liabilities                                              144,291,529   148,920,237
                                                              ------------   -----------
Stockholders' equity:
Preferred stock, $.01 par value:
  authorized 50,000 shares; none outstanding                          -             -
Common stock, $.01 par value: authorized 600,000
  shares; issued and outstanding 372,600 shares
  at December 31, 2003 and June 30, 2003                             3,726         3,726
Additional paid-in capital                                       3,395,580     3,395,580
Retained earnings - substantially restricted                     7,924,948     7,387,034
Accumulated other comprehensive income, net of income taxes        193,390       269,807
                                                              ------------   -----------
Total stockholders' equity                                      11,517,644    11,056,147
                                                              ------------   -----------
Total liabilities and stockholders' equity                    $155,809,173   159,976,384
                                                              ============   ===========


See accompanying notes to consolidated financial statements.



                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                                ----------------


Consolidated Statements of Earnings

                                            Three Months Ended        Six Months Ended
                                                December 31,             December 31,
                                             2003        2002         2003        2002
                                          ----------   ---------    ---------   ----------
                                                (Unaudited)              (Unaudited)

Interest income:
  Interest on loans                       $1,326,592   1,455,284    2,843,324   2,937,843
  Interest on mortgage-backed securities      49,584     119,377      120,029     258,558
  Interest on investment securities           29,099     145,042       80,278     330,457
  Interest on interest-bearing deposits      114,681     131,456      225,270     271,768
  Dividends on FHLB stock                     17,719      13,729       33,600      25,028
                                          ----------   ---------    ---------   ----------
Total interest income                      1,537,675   1,864,888    3,302,501   3,823,654
                                          ----------   ---------    ---------   ----------

Interest expense:
  Interest on deposits                       457,903     743,802      948,630   1,528,935
                                          ----------   ---------    ---------   ----------
Total interest expense                       457,903     743,802      948,630   1,528,935
                                          ----------   ---------    ---------   ----------

Net interest income before provision
  for loan losses                          1,079,772   1,121,086    2,353,871   2,294,719
Provision for loan losses                     15,000      15,000       30,000      30,000
                                          ----------   ---------    ---------   ----------
Net interest income after provision
  for loan losses                          1,064,772   1,106,086    2,323,871   2,264,719
                                          ----------   ---------    ---------   ----------

Non-interest income:
  Loan fees and service charges               99,610     142,838      274,102     271,788
  Commission income                           19,623      23,406       37,626      41,777
  Profit on sale of loans                      2,515       3,467       11,112      16,598
  Deposit related fees                       123,403     133,627      250,237     265,462
  Gain on satisfaction of
    foreclosure judgments                         --          --      433,285          --
  Other income                                15,180      14,143       44,877      27,338
                                          ----------   ---------    ---------   ----------
Total non-interest income                    260,331     317,481    1,051,239     622,963
                                          ----------   ---------    ---------   ----------

Non-interest expense:
  Staffing costs                             653,371     664,343    1,364,017   1,300,423
  Advertising                                 19,071      14,627       36,979      29,204
  Occupancy and equipment expenses           186,668     192,985      384,773     379,559
  Data processing                             51,155      49,322      103,774      98,960
  Federal deposit insurance premiums           5,592       5,885       11,443      11,860
  Other                                      230,881     236,873      467,157     488,876
                                          ----------   ---------    ---------   ----------
Total non-interest expense                 1,146,738   1,164,035    2,368,143   2,308,882
                                          ----------   ---------    ---------   ----------

Income before income taxes                   178,365     259,532    1,006,967     578,800
Income tax provision                          60,644      88,241      342,369     196,792
                                          ----------   ---------    ---------   ----------
Net income                                $  117,721     171,291      664,598     382,008
                                          ==========   =========    =========   ==========
Earnings per share (basic)                $      .32         .47         1.78        1.05
                                          ==========   =========    =========   ==========
Earnings per share (diluted)              $      .32         .46         1.78        1.04
                                          ==========   =========    =========   ==========
Dividends declared per common share       $      .17         .15          .34         .30
                                          ==========   =========    =========   ==========


See accompanying notes to consolidated financial statements.



                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                                ----------------

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                                  Accumulated
                                        Additional                   Other
                              Common     Paid-In     Retained    Comprehensive
                               Stock     Capital     Earnings       Income      Total
                             --------   ---------    ---------    ----------  ---------

Balance at June 30, 2003      $3,726    3,395,580    7,387,034      269,807   11,056,147

Comprehensive Income:

  Net Income                                           664,598                   664,598

  Other comprehensive
    income, net of tax:

  Unrealized holding loss
    during the period                                               (76,417)     (76,417)
                                                      ---------    ----------  ---------
Total comprehensive income                             664,598      (76,417)     588,181

  Dividends declared on common
    stock ($0.34 per share)                           (126,684)                 (126,684)
                             --------   ---------    ---------    ----------  ----------
Balance at December 31, 2003  $3,726    3,395,580    7,924,948      193,390   11,517,644
                             ========   =========    =========     ========== ==========



See accompanying notes to consolidated financial statements.


                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)                    Six Months Ended
                                                                       December 31,
                                                                  2003           2002
                                                              -------------    -----------
Cash flows from operating activities:
Net income                                                    $    664,598        382,008
Adjustments to reconcile net income to net cash from
 operating activities:
  Depreciation                                                     148,627        160,349
  Net (accretion) amortization on securities                        (6,040)        11,022
  Provision for loan losses                                         30,000         30,000
  Federal Home Loan Bank stock dividend                            (33,500)       (11,200)
  Proceeds from sale of loans held for sale                        791,450      1,171,806
  Origination of loans held for sale                              (687,461)      (432,000)
  Profit on sale of loans                                          (11,112)       (16,598)
  Decrease in accrued interest receivable                           93,908        105,512
  Decrease in accrued interest payable                              (4,042)        (5,582)
  Decrease in deferred income on loans                            (246,000)       (34,462)
  Increase in other assets                                         (63,454)       (35,201)
  Decrease in other liabilities                                    (30,117)      (253,801)
                                                               -------------  -----------
Net cash provided by operating activities                         646,857      1,071,853
                                                              -------------   -----------

Cash flows from investing activities:
  Proceeds from repayments of mortgage backed securities,
    held to maturity                                             2,096,007      2,429,587
  Proceeds from maturities of investment securities,
    held to maturity                                                 -          5,000,000
  Proceeds from maturities of investment securities,
    available for sale                                           5,000,000          -
  Loan disbursements                                           (28,310,353)   (27,140,249)
  Loan repayments                                               27,588,556     20,086,018
  Property and equipment expenditures                               (9,243)       (51,667)
                                                              -------------   -----------
Net cash provided by investing activities                        6,364,967        323,689
                                                              -------------   -----------

Cash flows from financing activities:
  Deposit account receipts                                     202,464,941    219,601,715
  Deposit account withdrawals                                 (207,823,360)  (214,179,736)
  Interest credited to deposit accounts                            897,821      1,457,751
  Payment of dividends                                            (126,684)      (109,192)
  Decrease in advance payments by borrowers
    for taxes and insurance                                       (133,950)        (9,392)
                                                              -------------   -----------
Net cash provided (for) by financing activities                 (4,721,232)     6,761,146

Net change in cash and cash equivalents                          2,290,592      8,156,688
Cash and cash equivalents at beginning of period                49,421,065     32,921,438
                                                              -------------   -----------

Cash and cash equivalents at end of period                    $ 51,711,657     41,078,126
                                                              =============   ===========
Cash paid during the period for:
  Interest                                                    $    952,672      1,534,517
  Income taxes                                                     327,390        419,624
                                                              =============   ===========


See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

Note C - Earnings Per Share
Earnings per share for the three month and six month periods ended December 31, 2003 and 2002 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note D - Industry Segments
The Company operates principally in the thrift industry through its subsidiary savings and loan. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to thrift operations.

Note E - Effect of New Accounting Pronouncements
In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities", which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest.
Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. The Company does not expect that the adoption of this Interpretation will have a material impact on its consolidated financial statements.

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

GENERAL
Midland Capital Holdings Corporation (the "Company") is a Delaware corporation that was organized for the purpose of becoming the thrift holding company for Midland Federal Savings and Loan Association (the "Association" or "Midland Federal"). The Association converted from a federal mutual savings and loan association to a federal stock savings and loan association on June 30, 1993 (the "Conversion"). In the Conversion, 345,000 shares of common stock, par value of $.01 per share, of the Association were sold in an initial public offering for an aggregate consideration of $3.45 million. On July 23, 1998, as a result of a reorganization, the Association became a wholly owned subsidiary of the Company, and each outstanding share of common stock of the Association became, by operation of law, one share of common stock of the Company. At December 31, 2003 there were 372,600 shares of the Company's common stock outstanding.

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

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

GENERAL (continued)
The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2003, Midland Federal's capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 6.50% and a risk-based capital ratio of 13.00%.

FINANCIAL CONDITION
At December 31, 2003, total assets of the Company decreased by $4.2 million to $155.8 million from $160.0 million at June 30, 2003. Loans receivable, including loans held for sale, increased $834,000 to $94.1 million at December 31, 2003. The Company originated $29.0 million of primarily fixed rate loans during the six months ended December 31, 2003 compared to loan originations of $27.6 million during the prior year period. The higher loan origination volume in the current six month period was concentrated in the quarter ended September 30, 2003 and offset lower loan origination volumes in the quarter ended December 31, 2003 as interest rates increased during the current six month period. Offsetting loan originations in the current period were loan repayments of $27.6 million as well as loan sales of $791,000. There were no new purchases of mortgage-backed securities during the six months ended December 31, 2003 and the balance of mortgage-backed securities decreased by $2.1 million to $4.2 million due to repayments and amortization.

The balance of investment securities available for sale decreased $5.1 million to $1.3 million at December 31, 2003 compared to $6.4 million at June 30, 2003 due to the maturity of $5.0 million in securities. Gross unrealized gains in the available for sale portfolio were $293,000 at December 31, 2003 compared to gross unrealized gains of $409,000 at June 30, 2003, reflecting the negative impact of higher interest rates and to a lesser extent the maturity of $5.0 million of investment securities available for sale. The weighted average remaining term to maturity of the Company's total investment securities portfolio at December 31, 2003 was 13.2 years.

In response to the increase in economic activity and in anticipation of upward pressure on interest rates in 2004, the Company increased the balance of cash and cash equivalents by $2.3 million to $51.7 million at December 31, 2003 from $49.4 million at June 30, 2003.

Non-performing assets consisted of $485,000 in non-accruing loans at December 31, 2003 compared to $482,000 at June 30, 2003. Non-accruing loans at December 31, 2003 consisted of $475,000 in one-to-four family residential mortgage loans and $10,000 in non-mortgage loans. The allowance for loan losses increased by $20,000 to $430,000 at December 31, 2003 as a result of $30,000 in loan loss provision offset by $10,000 in net loan charge offs during the six months ended December 31, 2003. At December 31, 2003 the Company's ratio of allowance for loan losses to non-performing loans was 88.48% compared to 84.80% at June 30, 2003. Management believes that the current allowance for loan losses is adequate to cover probable accrued losses in the portfolio.

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


                                          December 31,    June 30,
                                              2003          2003

                                             (Dollars in Thousands)
Non-Accruing Loans:
  One-to-four family                        $ 475           $ 472
  Multi-family                                 --              --
  Consumer                                     10              10
  Commercial business                          --              --
                                             -----           -----
     Total non-performing loans             $ 485           $ 482
                                             -----           -----

Foreclosed Assets:
     One-to-four family                        --              --
                                             -----           -----
            Total foreclosed assets            --              --
                                             -----           -----

Total non-performing assets                 $ 485           $ 482
                                             =====           =====
Total as a percentage of total assets        0.31%           0.30%
                                             =====           =====

As of December 31, 2003, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

The following table sets forth an analysis of the Company's allowance for loan losses.

                                                        Six Months Ended
                                                          December 31,
                                                        2003         2002
                                                     ----------   ----------
                                                    (Dollars in Thousands)

Balance at beginning of period                        $  410      $ 350
                                                        -----      -----
Charge-offs:
  One-to-four family loans                                --         --
  Consumer loans                                          10          2
  Commercial business loans                               --         --
                                                        -----      -----
    Total charge-offs                                     10          2
                                                        -----      -----

Recoveries:
  One-to-four family loans                                --          1
  Multi-family loans                                      --         --
  Consumer loans                                          --         --
                                                        -----      -----
    Total recoveries                                      --          1
                                                        -----      -----

Net (charge-offs) recoveries                             (10)        (1)
Additions charged to operations                           30         30
                                                        -----      -----
Balance at end of period                              $  430      $ 379
                                                        =====      =====
Ratio of net charge-offs during the period to
 average loans outstanding during the period             .01%       .00%

Ratio of net charge-offs during the period to
 average non-performing assets                          2.25%       .10%

Allowance for loan losses to non-performing loans      88.48%     49.72%

Allowance for loan losses to total loans                0.45%      0.41%

The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for probable accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.

Deposits for the six months ended December 31, 2003 decreased $4.5 million as a result of withdrawals, net of deposits, in the amount of $5.4 million offset by interest credited to deposits in the amount of $898,000. The net decrease in savings deposits is primarily attributed to a $3.4 million decrease in certificate of deposit accounts, a $1.4 million decrease in NOW accounts and a $173,000 decrease in passbook deposits offset by a $283,000 increase in money market accounts and a $141,000 increase in demand deposit accounts. The decrease in certificate of deposit accounts is primarily attributed to increased competition for such deposits as well as management's view that current asset yields did not justify aggressive deposit pricing.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES


FINANCIAL CONDITION (continued)
Stockholders' equity increased $461,000, or 4.2%, to $11.52 million at December 31, 2003 from $11.06 million at June 30, 2003. The increase in stockholders' equity was due to net income of $665,000 offset by a decrease in accumulated other comprehensive income of $77,000 and the payment of cash dividends in the amount of $127,000.

RESULTS OF OPERATIONS
The Company had net income of $118,000 for the quarter ended December 31, 2003 compared to net income of $171,000 for the quarter ended December 31, 2002. The decrease in net income in the current quarter is the result of a $41,000 decrease in net interest income and a $57,000 decrease in non-interest income offset by a $17,000 decrease in non-interest expense and a $28,000 decrease in income taxes.

For the six months ended December 31, 2003 the Company had net income of $665,000 compared to net income of $382,000 for the six months ended December 31, 2002. The increase in net income in the current six month period is the result of a $59,000 increase in net interest income and a $428,000 increase in non-interest income which offset a $59,000 increase in non-interest expense and a $145,000 increase in income taxes. The increase in net interest income was primarily the result of the collection of non-accruing loan interest during the current period in the amount of $216,000 due to a loan workout agreement that was paid in full during the quarter ended September 30, 2003. Net interest income in the prior year period also included the collection of non-accruing loan interest in the amount of $42,000 under the same loan workout agreement. The increase in non-interest income in the current six month period was also primarily due to payments on the loan workout agreement, discussed above. For a discussion on the increases in both non-interest income and non-interest expense, respectively, see "Non-Interest Income" and "Non-Interest Expense."

Net of the collection of non-accruing loan interest in the prior year period, discussed above, the Company's interest rate spread decreased to 2.75% for the quarter ended December 31, 2003 from 2.80% for the prior year quarter. The decrease in interest rate spread was partially offset by an increase in the average balance of net earning assets (average interest earning assets minus average interest bearing liabilities). The average balance of net earning assets in the quarter ended December 31, 2003 increased by $2.5 million to $16.4 million compared with the prior year period.

For the six months ended December 31, 2003, net of the collection of non-accruing loan interest in both periods, discussed above, interest rate spread decreased to 2.71% compared to 2.84% in the prior year six month period. Interest rate spread declined in both the three and six months ended December 31, 2003 compared with the prior year periods as a result of high mortgage refinancing activity at lower market interest rates and lower investment yields on the Company's investment securities. The average balance of net earning assets in the six months ended December 31, 2003 increased by $1.8 million to $16.1 million compared with the prior year period.

Interest Income
Interest income decreased $327,000, or 17.5%, for the quarter ended December 31, 2003 compared with the prior year quarter ($321,000 net of the collection of non-accruing loan interest in the prior year period). The decrease in interest income was the result of a decrease in the average yield earned on interest earning assets to 4.13% for the quarter ended December 31, 2003 compared to 5.02% in the year earlier period, net of the collection of non-accruing loan interest, discussed above. The average outstanding balance of interest earning assets increased $458,000 to $148.8 million for the quarter ended December 31, 2003 as compared with the prior year period.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)
For the six months ended December 31, 2003, interest income decreased $521,000, or 13.6%, from the 2002 period ($695,000 net of the collection of non-accruing loan interest in both periods). The decrease in interest income for the current six month period was the result of a decrease in the average yield earned on interest earning assets. Net of the collection of non-accruing loan interest in both periods, discussed above, the average yield on interest earning assets decreased to 4.13% compared to 5.15% for the year earlier period. The decrease in the average yield earned on interest earning assets offset a $2.4 million increase in the average outstanding balance of interest earning assets to $149.4 million for the six months ended December 31, 2003 from $147.0 million for the six months ended December 31, 2002.

Interest on loans receivable decreased $129,000, or 8.8%, in the quarter ended December 31, 2003, compared with the prior year quarter ($123,000 net of the collection of non-accruing loan interest in the prior year period), as a result of a decrease in the average yield earned on net loans receivable. Net of the collection of non-accruing loan interest in the prior year period, the average yield earned on loans receivable decreased to 5.68% for the quarter ended December 31, 2003 as compared to 6.34% for the prior year quarter. The decrease in the average yield earned on net loans receivable was primarily the result of prepayments of higher yielding loans combined with increased loan origination activity at lower mortgage interest rates. The decrease in the average yield on loans receivable was offset in part by a $2.1 million increase in the average outstanding balance of net loans receivable to $93.5 million for the quarter ended December 31, 2003 from $91.4 million for the prior year quarter.

Interest on mortgage-backed securities decreased $70,000, or 58.5%, for the quarter ended December 31, 2003 from the comparable quarter in 2002. The decrease in interest income is attributed to a decrease in the average balance of mortgage-backed securities due to repayments as well as a decrease in the average yield earned on mortgage-backed securities. For the quarter ended December 31, 2003, the average balance of mortgage-backed securities decreased $4.2 million to $4.3 million from $8.5 million in the prior year quarter. The average yield earned on mortgage-backed securities also decreased to 4.63% for the quarter ended December 31, 2003 from 5.63% for the quarter ended December 31, 2002. The decrease in the average yield earned on mortgage-backed securities was primarily the result of a decrease in the yield earned on the Company's balance of adjustable rate mortgage-backed securities, which re-priced at lower yields as market interest rates decreased between the two quarterly periods.

Interest earned on investment securities decreased $116,000, or 79.9%, for the quarter ended December 31, 2003 from the prior year period due to a $10.1 million decrease in the average outstanding balance of investment securities to $2.5 million from $12.6 million in the 2002 quarter. The average yield earned on investment securities increased to 4.92% for the quarter ended December 31, 2003 from 4.58% in the year earlier period as lower yielding securities within the investment securities portfolio matured and were not replaced.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)
Interest earned on interest bearing deposits decreased $17,000, or 12.8%, for the quarter ended December 31, 2003 from the same quarter in 2002. The decrease in interest income is attributed to a decrease in the average yield earned on interest bearing deposits. For the quarter ended December 31, 2003, the average yield earned on interest bearing deposits decreased to 0.97% from 1.52% for the quarter ended December 31, 2002. The decrease in the average yield earned on interest bearing deposits was offset by a $12.6 million increase in the average balance of interest bearing deposits to $47.5 million from $34.9 million in the 2002 quarter. The $12.6 million increase in the average balance of interest bearing deposits was primarily funded by the $10.1 million decrease in the average balance of investment securities, discussed above. The Company increased its average balance of interest bearing deposits in anticipation of an increase in economic activity and interest rates in 2004.

For the six months ended December 31, 2003 interest on loans receivable decreased $95,000, or 3.2%, compared with the prior year period ($268,000 net of the collection of non-accruing loan interest in both periods), as a result of a decrease in the average yield earned on net loans receivable. Net of the collection of non-accruing loan interest in both periods, discussed above, the average yield earned on loans receivable decreased to 5.67% for the six months ended December 31, 2003 as compared to 6.45% for the prior year period. The decrease in the average yield on loans receivable was offset in part by a $2.9 million increase in the average outstanding balance of net loans receivable to $92.8 million for the six months ended December 31, 2003.

For the six months ended December 31, 2003 interest earned on mortgage backed securities decreased $139,000 to $225,000. The decrease in interest income is attributed to a decrease in the average outstanding balance of mortgage-backed securities as well as a decrease in the average yield earned on mortgage-backed securities. The average outstanding balance of mortgage-backed securities decreased by $4.1 million to $4.9 million for the six months ended December 31, 2003 from $9.0 million in the 2002 period. The average yield earned on mortgage-backed securities also decreased to 4.89% for the six months ended December 31, 2003 from 5.76% for the comparable prior year period.

For the six months ended December 31, 2003 interest earned on investment securities decreased $250,000 to $80,000 from $330,000 for the six months ended December 31, 2002. The decrease in interest income is attributed to a decrease in the average outstanding balance of investment securities as well as a decrease in the average yield earned on investment securities. The average outstanding balance of investment securities declined by $10.1 million to $3.8 million for the six months ended December 31, 2003 from $13.9 million in the 2002 period. The average yield earned on investment securities also decreased to 4.50% for the six months ended December 31, 2003 from 4.74% in the comparable prior year period.

For the six months ended December 31, 2003 interest earned on interest bearing deposits decreased $46,000 from the year earlier period. The decrease in interest income was primarily due to a decrease in the average yield earned on interest bearing deposits to 0.96% for the six months ended December 31, 2003 from 1.64% for the prior year period. The decrease in the average yield earned on interest bearing deposits was offset by a $13.5 million increase in the average outstanding balance of interest bearing deposits to $46.9 million for the six months ended December 31, 2003 from $33.4 million for the comparable prior year period.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Expense
Interest expense decreased $286,000, or 38.4%, for the quarter ended December 31, 2003 compared with the prior year quarter. The decrease in interest expense is primarily attributable to a decrease in the average yield paid on interest costing deposits to 1.38% for the quarter ended December 31, 2003 from 2.21% for the quarter ended December 31, 2002. The average outstanding balance of interest costing deposits also decreased by $2.1 million to $132.3 million for the quarter ended December 31, 2003 from $134.4 million for the prior year quarter.

For the six months ended December 31, 2003 interest expense decreased $580,000 to $949,000 from $1.5 million for the prior year period. The decrease in interest expense was the result of a decrease in the average yield paid on interest costing deposits to 1.42% for current year period from 2.31% in the prior year period. The decrease in the average yield paid on interest costing deposits offset a $566,000 increase in the average outstanding balance of interest costing deposits to $133.3 million for the current period from $132.7 million for the year earlier period.

Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management's periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $430,000, or .45% of total loans, at December 31, 2003 compared to $410,000, or .44% of total loans, at June 30, 2003. The $20,000 increase in the Company's allowance for loan losses during the current six month period was the result of $30,000 in loan loss provisions net of $10,000 in charge offs. At December 31, 2003, after consideration of the high concentration of one-to-four family mortgage loans in the loan portfolio, peer data, current economic conditions, trends in the portfolio, the low level of loan charge offs and the strong housing market, the $430,000 allowance for loan losses was determined by the Company to be sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves.

Non-Interest Income
Non-interest income decreased $57,000 to $260,000 in the quarter ended December 31, 2003 from $317,000 in the quarter ended December 31, 2002. The primary factors for the decrease in non-interest income in the current quarter were a $43,000 decrease in loan fees and service charges, a $10,000 decrease in deposit related fees and a $4,000 decrease in commission income. The decrease in loan fees and service charges is attributed to a decrease in loan origination activity as loan originations decreased to $10.1 million in the current quarter from $15.2 million in the prior year quarter.

For the six months ended December 31, 2003 non-interest income increased $428,000 to $1.05 million from $623,000 in the prior year period. The increase in non-interest income in the current six month period compared with the prior year period is primarily attributed to a $433,000 gain on the satisfaction of foreclosure judgments resulting from the payment in full of the loan workout agreement, discussed above. Non-interest income decreased in the six months ended December 31, 2003 due to a $15,000 decrease in deposit related fees, a $5,000 decrease in profit on the sale of loans and a $4,000 decrease in commission income.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Non-Interest Expense
Non-interest expense decreased $17,000 to $1.15 million in the quarter ended December 31, 2003 compared to the prior year quarter. The decrease in non-interest expense is primarily the result of an $11,000 decrease in staffing costs, a $6,000 decrease in office occupancy expense, a $4,000 decrease in professional fees and a $4,000 decrease in computer software and support expense. The decrease in staffing costs is primarily attributed to a $23,000 decrease in loan origination commissions, due to a decrease in lending volume, offset by a $13,000 increase in costs for employee medical and pension benefits.

For the six months  ended  December  31,  2003  non-interest  expense  increased
$59,000 to $2.37 million from $2.31 million in the prior year period. The primary factors for the increase in non-interest expense in the current six month period were a $64,000 increase in staffing costs, an 8,000 increase in advertising expense, a $6,000 increase in professional fees, a $5,000 increase in office occupancy expense and a $5,000 increase in data processing fees. Non-interest expense was decreased in the six months ended December 31, 2003 as a result of a $30,000 decrease in computer software and support expense. The increase in staffing costs is primarily attributed to a $34,000 increase in costs for employee medical and pension benefits and an $8,000 increase in loan origination commissions compared with the prior year period.

Income Taxes
Income taxes decreased $27,000 to $61,000 in the quarter ended December 31, 2003 from $88,000 for the prior year quarter as a result of the decrease in operating income from the prior year quarter. For the six months ended December 31, 2003 income taxes increased $145,000 to $342,000 compared to $197,000 in the prior year period. The effective income tax rate in all periods presented was 34.0%.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds,
(ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. At December 31, 2003 the Company had commitments to originate $2.0 million in loans, all of which were one-to-four family loans.

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

At December 31, 2003, the Association had tangible and core capital of $10.1 million, or 6.50% of adjusted total assets, which was approximately $7.8 million and $5.4 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At December 31, 2003, the Association had total capital of $10.5 million (including $10.1 million in core capital) and risk-weighted assets of $82.0 million, or total capital of 13.00% of risk-weighted assets. This amount was $4.0 million above the 8.0% requirement in effect on that date.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Item 3.  CONTROLS AND PROCEDURES
The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications between the Chief Executive and Financial Officer and each department head to identify any new transactions, events, trends, risks or contingencies which may be material to the Company's operations. In addition, the Chief Executive and Financial Officer and the Company's independent auditors also meet on a quarterly basis and discuss the Company's material accounting policies. Finally, the Chief Executive and Financial Officer and certain of the Company's other Officers meet on a regular basis to review the Company's financial statements and certain documents related to material transactions. The Company's Chief Executive and Financial Officer has evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

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

Item 2.  CHANGES IN SECURITIES
Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On October 22, 2003 the shareholders held their annual meeting to consider and act upon the election of Mr. Algerd Brazis and Mr. Charles Zogas to serve as directors for terms of three years and the ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2004. Both of the foregoing items were approved by the shareholders at the meeting by the following vote totals based upon 372,600 shares outstanding and entitled to vote at the meeting.

I.   Election of Directors -- 352,899 shares voted, as follows:
     Algerd Brazis: 349,799 votes FOR; 3,100 votes WITHHELD.
     Charles Zogas: 349,799 votes FOR; 3,100 votes WITHHELD.

II. Ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2004 -- 344,024 shares voted, as follows:

     FOR: 352,799
     AGAINST: -0-
     ABSTAIN: 100

Item 5.  OTHER INFORMATION
Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits:
          See Exhibit Index.
     (b)  Reports on Form 8-K:

     On October 31, 2003, the Company filed a report on Form 8-K attaching a press release announcing its fiscal first quarter earnings and declaring its regular cash dividend. No other reports on Form 8-K have been filed during the three month period ended December 31, 2003.

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



                            MIDLAND CAPITAL HOLDINGS CORPORATION
                            ------------------------------------
                            Registrant



DATE:  February 13, 2004    BY: /s/ Paul Zogas
                                ------------------------------------------------
                                Paul Zogas
                                President, Chief Executive Officer
                                and Chief Financial Officer



DATE:  February 13, 2004    BY: /s/ Charles Zogas
                                ------------------------------------------------
                                Charles Zogas
                                Executive Vice President and
                                Chief Operating Officer