Form 10QSB
period 2004-03-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2004-05-14
CIK 1061234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004

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

                       As of May 14, 2004, the Issuer had
             372,600 shares of Common Stock issued and outstanding.

                      MIDLAND CAPITAL HOLDINGS CORPORATION

Part I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----

     Item 1. Financial Statements
             Consolidated Statements of Financial Condition -
             March 31, 2004 (unaudited) and June 30, 2003 ................  1

             Consolidated Statements of Earnings -
             Three months ended March 31, 2004 and 2003 and
             Nine months ended March 31, 2004 and 2003 (unaudited) .......  2

             Consolidated Statements of Changes in Stockholders' Equity -
             Nine months ended March 31, 2004 (unaudited) ................  3

             Consolidated Statements of Cash Flows - Nine months
             ended March 31, 2004 and 2003 (unaudited) ...................  4

             Notes to Consolidated Financial Statements ..................  5-6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .........................  7-15

     Item 3. Controls and Procedures ..................................... 16

Part II. OTHER INFORMATION ............................................... 17

     Item 1. Legal Proceedings ........................................... 17

     Item 2. Changes in Securities ....................................... 17

     Item 3. Defaults Upon Senior Securities ............................. 17

     Item 4. Submission of Matters to a Vote of Security Holders ......... 17

     Item 5. Other Information ........................................... 17

     Item 6. Exhibits and Reports on Form 8-K ............................ 17

     Index to Exhibits ................................................... 18

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Part I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition

Assets                                                              March 31,          June 30,
                                                                      2004               2003
                                                                  ------------       -----------
                                                                   (Unaudited)
Cash and amounts due from depository institutions                 $  4,191,911         3,742,724
Interest-bearing deposits                                           46,910,332        45,678,341
                                                                  ------------       -----------
Total cash and cash equivalents                                     51,102,243        49,421,065
Investment securities available for sale, at fair value              1,319,063         6,388,900
Mortgage-backed securities, held to maturity (fair value:
  March 31, 2004 - $3,873,940;
  June 30, 2003 - $6,425,722)                                        3,813,349         6,272,466
Loans receivable (net of allowance for loan losses:
  March 31, 2004 - $436,257;
  June 30, 2003 - $409,560)                                         92,728,430        92,932,253
Loans receivable held for sale                                              --           367,300
Stock in Federal Home Loan Bank of Chicago                           1,046,400           996,200
Office properties and equipment, net                                 2,428,935         2,607,389
Accrued interest receivable                                            381,959           448,762
Prepaid expenses and other assets                                      574,191           542,049
                                                                  ------------       -----------
Total assets                                                      $153,394,570       159,976,384
                                                                  ============       ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits                                                          $140,604,251       147,489,604
Advance payments by borrowers for taxes and insurance                  600,103           998,779
Other liabilities                                                      513,674           431,854
                                                                  ------------       -----------
Total liabilities                                                  141,718,028       148,920,237
                                                                  ------------       -----------

Stockholders' equity:
Preferred stock, $.01 par value:
  authorized 50,000 shares; none outstanding                                --                --
Common stock, $.01 par value: authorized 600,000
  shares; 372,600 shares issued and outstanding at
  March 31, 2004 and June 30, 2003                                       3,726             3,726
Additional paid-in capital                                           3,395,580         3,395,580
Retained earnings - substantially restricted                         8,054,510         7,387,034
Accumulated other comprehensive income, net of income taxes            222,726           269,807
                                                                  ------------       -----------
Total stockholders' equity                                          11,676,542        11,056,147
                                                                  ------------       -----------
Total liabilities and stockholders' equity                        $153,394,570       159,976,384
                                                                  ============       ===========

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Earnings

                                                Three Months Ended           Nine Months Ended
                                                     March 31,                   March 31,
                                                2004           2003         2004           2003
                                             ----------     ---------     ---------     ---------
                                                    (Unaudited)                 (Unaudited)
Interest income:
  Interest on loans                          $1,341,351     1,429,286     4,184,675     4,367,129
  Interest on mortgage-backed securities         46,639       102,158       166,667       360,717
  Interest on investment securities              18,990       109,006        99,267       439,463
  Interest on interest-bearing deposits         110,519       120,957       335,789       392,725
  Dividends on FHLB stock                        16,731        11,441        50,332        36,469
                                             ----------     ---------     ---------     ---------
Total interest income                         1,534,230     1,772,848     4,836,730     5,596,503
                                             ----------     ---------     ---------     ---------

Interest expense:
  Interest on deposits                          398,178       626,161     1,346,808     2,155,096
                                             ----------     ---------     ---------     ---------
Total interest expense                          398,178       626,161     1,346,808     2,155,096
                                             ----------     ---------     ---------     ---------

Net interest income before provision
  for loan losses                             1,136,052     1,146,687     3,489,922     3,441,407
Provision for loan losses                        15,000        15,000        45,000        45,000
                                             ----------     ---------     ---------     ---------
Net interest income after provision
  for loan losses                             1,121,052     1,131,687     3,444,922     3,396,407
                                             ----------     ---------     ---------     ---------

Non-interest income:
  Loan fees and service charges                  49,347       109,881       323,449       381,669
  Commission income                              15,674        14,494        53,300        56,271
  Profit on sale of loans                        90,657         3,609       101,769        20,207
  Deposit related fees                          112,372       125,384       362,610       390,846
  Gain of satisfaction of
    foreclosure judgments                            --            --       433,285            --
  Other income                                   17,241        14,235        62,118        41,573
                                             ----------     ---------     ---------     ---------
Total non-interest income                       285,291       267,603     1,336,531       890,566
                                             ----------     ---------     ---------     ---------

Non-interest expense:
  Staffing costs                                641,939       636,895     2,005,955     1,937,318
  Advertising                                    15,749        14,108        52,728        43,313
  Occupancy and equipment expenses              178,788       203,566       563,561       583,125
  Data processing                                55,156        54,140       158,931       153,100
  Federal deposit insurance premiums              5,535         6,015        16,978        17,875
  Other                                         216,897       215,547       684,054       704,423
                                             ----------     ---------     ---------     ---------
Total non-interest expense                    1,114,064     1,130,271     3,482,207     3,439,154
                                             ----------     ---------     ---------     ---------

Income before income taxes                      292,279       269,019     1,299,246       847,819
Income tax provision                             99,375        91,466       441,744       288,258
                                             ----------     ---------     ---------     ---------
Net income                                   $  192,904       177,553       857,502       559,561
                                             ==========     =========     =========     =========

Earnings per share (basic)                   $      .52           .48          2.30          1.53
                                             ==========     =========     =========     =========
Earnings per share (diluted)                 $      .52           .48          2.30          1.53
                                             ==========     =========     =========     =========
Dividends declared per common share          $      .17           .15           .51           .45
                                             ==========     =========     =========     =========

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

                                                                                    Accumulated
                                                   Additional                          Other
                                      Common        Paid-In         Retained       Comprehensive
                                      Stock         Capital         Earnings           Income            Total
                                    ---------      ----------     -----------      -------------      -----------
Balance at June 30, 2003            $   3,726      3,395,580        7,387,034           269,807        11,056,147
                                    ---------      ---------      -----------       -----------       -----------

Comprehensive Income:

  Net Income                                                          857,502                             857,502

  Other comprehensive
    income, net of tax:

  Unrealized holding loss
    during the period                                                                   (47,081)          (47,081)
                                                                  -----------       -----------       -----------
Total comprehensive income                                            857,502           (47,081)          810,421

  Dividends declared on common
    stock ($0.51 per share)                                          (190,026)                           (190,026)
                                    ---------      ---------      -----------       -----------       -----------
Balance at March 31, 2004           $   3,726      3,395,580        8,054,510           222,726        11,676,542
                                    =========      =========      ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)                      Nine Months Ended
                                                                           March 31,
                                                                    2004                2003
                                                               -------------       -------------
Cash flows from operating activities:
Net income                                                     $     857,502             559,561
Adjustments to reconcile net income to net cash from
 operating activities:
  Depreciation                                                       212,401             239,567
  Net (accretion) amortization on securities                          (9,902)             11,509
  Provision for loan losses                                           45,000              45,000
  Federal Home Loan Bank stock dividend                              (50,200)            (36,300)
  Proceeds from sale of loans held for sale                        1,054,761           1,425,506
  Origination of loans held for sale                                (687,461)         (1,013,050)
  Profit on sale of loans                                           (101,769)            (20,207)
  Decrease in accrued interest receivable                             66,803             142,199
  Decrease in accrued interest payable                                (6,243)             (8,472)
  Decrease in deferred income on loans                              (246,490)            (20,311)
  Decrease in other assets                                            93,881              36,185
  Increase (decrease) in other liabilities                            88,062            (338,809)
                                                               -------------       -------------
 Net cash provided by operating activities                         1,316,345           1,022,378
                                                               -------------       -------------

Cash flows from investing activities:
  Proceeds from repayments of mortgage backed securities,
    held to maturity                                               2,467,520           3,360,692
  Proceeds from maturities of investment securities,
    held to maturity                                                      --           7,500,000
  Proceeds from maturities of investment securities,
    available for sale                                             5,000,000                  --
  Loan disbursements                                             (33,062,983)        (38,016,444)
  Loan repayments                                                 33,151,847          32,557,644
  Proceeds from sale of loans                                        316,450                  --
  Property and equipment expenditures                                (33,947)            (70,048)
                                                               -------------       -------------
Net cash provided by investing activities                          7,838,887           5,331,844
                                                               -------------       -------------

Cash flows from financing activities:
  Deposit receipts                                               301,153,736         322,851,213
  Deposit withdrawals                                           (309,307,632)       (316,579,435)
  Interest credited to deposit accounts                            1,268,544           2,051,913
  Proceeds from exercise of stock options                                 --              69,000
  Payment of dividends                                              (190,026)           (164,824)
  Decrease in advance payments by borrowers
    for taxes and insurance                                         (398,676)           (311,530)
                                                               -------------       -------------
Net cash provided (for) by financing activities                   (7,474,054)          7,916,337
                                                               -------------       -------------

Increase in cash and cash equivalents                              1,681,178          14,270,559
Cash and cash equivalents at beginning of period                  49,421,065          32,921,438
                                                               -------------       -------------
Cash and cash equivalents at end of period                     $  51,102,243          47,191,997
                                                               =============       =============

Cash paid during the period for interest                       $   1,353,051           2,163,568
Cash paid during the period for income taxes                         417,883             505,053

See accompanying notes to consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.

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

Note C - Earnings Per Share

Earnings per share for the three month and nine month periods ended March 31, 2004 and 2003 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note D - Industry Segments

The Company operates principally in the thrift industry through its subsidiary savings and loan. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to thrift operations.

Note E - Effect of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities", which was subsequently replaced by a revised FIN 46 in December 2003. FIN 46 provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. FIN 46 is effective for the first reporting period ending after December 15, 2003. Adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Note E - Effect of New Accounting Pronouncements (continued)

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In general, this Statement should be applied prospectively. Adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial statements entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. Adoption of this Statement did not have a material effect on the Company's consolidated financial statements.

In November 2003, the FASB ratified a consensus reached by Energizing Issues Task Force ("EITF") in EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which is effective for fiscal years ending after December 15, 2003. The consensus requires certain qualitative and quantitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company believes there are no disclosures currently required that would have a material impact on the Company's consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements.

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

GENERAL

Midland Capital Holdings Corporation (the "Company") is a Delaware corporation that was organized for the purpose of becoming the thrift holding company for Midland Federal Savings and Loan Association (the "Association" or "Midland Federal"). The Association converted from a federal mutual savings and loan association to a federal stock savings and loan association on June 30, 1993 (the "Conversion"). In the Conversion, 345,000 shares of common stock, par value of $.01 per share, of the Association were sold in an initial public offering for an aggregate consideration of $3.45 million. On July 23, 1998, as a result of a reorganization, the Association became a wholly owned subsidiary of the Company, and each outstanding share of common stock of the Association became, by operation of law, one share of common stock of the Company. At March 31, 2004 there were 372,600 shares of the Company's common stock outstanding.

The principal asset of the Company is the outstanding stock of the Association. The Company presently has no separate operations and its business consists only of the business of the Association and its subsidiaries. Midland Federal has been principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential mortgage loans, and to a lesser extent, multi-family, consumer and other loans in its primary market area. The Association also invests in mortgage-backed securities, investment securities and liquid assets in an effort to supplement loan production and manage interest rate risk. Midland Federal also operates a wholly-owned subsidiary, Midland Service Corporation that owns and operates MS Insurance Agency, Inc., a full service retail insurance agency.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

GENERAL (continued)

The Association's primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2004, Midland Federal's capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 6.73% and a risk-based capital ratio of 13.07%.

FINANCIAL CONDITION

At March 31, 2004, total assets of the Company decreased by $6.6 million to $153.4 million from $160.0 million at June 30, 2003. Loans receivable, including loans held for sale, decreased $571,000 to $92.7 million at March 31, 2004. The Company originated $33.8 million of primarily fixed rate loans during the nine months ended March 31, 2004 compared to loan originations of $39.0 million during the prior year period. Approximately $4.5 million, or 13%, of the Company's loan originations during the nine months ended March 31, 2004 were adjustable rate mortgage loans and approximately $11.1 million, or 41%, of the Company's fixed rate mortgage loan originations had original term to maturities of 15 years or less. Offsetting loan originations in the current period were loan repayments of $33.2 million as well as loan sales of $1.4 million. There were no new purchases of mortgage-backed securities during the nine months ended March 31, 2004 and the balance of mortgage-backed securities decreased by $2.5 million to $3.8 million due to repayments.

The balance of investment securities available for sale decreased $5.1 million to $1.3 million at March 31, 2004 compared to $6.4 million at June 30, 2003 due to the maturity of $5.0 million in securities. Gross unrealized gains in the available for sale portfolio were $337,000 at March 31, 2004 compared to gross unrealized gains of $409,000 at June 30, 2003, reflecting the negative impact of higher interest rates and to a lesser extent the maturity of $5.0 million of investment securities available for sale.

In response to the increase in economic activity and in anticipation of upward pressure on interest rates in 2004, the Company increased its balance of cash and cash equivalents by $1.7 million to $51.1 million at March 31, 2004 from $49.4 million at June 30, 2003 and did not purchase additional fixed rate securities.

Non-performing assets consisted of $133,000 in non-accruing loans at March 31, 2004 compared to $482,000 at June 30, 2003. The allowance for loan losses increased by $27,000 to $437,000, or 0.47% of total loans, at March 31, 2004 compared to $410,000, or .44% of total loans, at June 30, 2003. The $27,000 increase in the allowance for loan losses during the nine months ended March 31, 2004 was the result of $45,000 in loan loss provisions offset by $18,000 in net loan charge offs. At March 31, 2004 the Company's ratio of allowance for loan losses to non-performing loans was 327.58% compared to 84.80% at June 30, 2003. Management believes that the current allowance for loan losses is adequate to cover probable accrued losses in the portfolio.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are placed on non-accrual status when the collection of interest becomes doubtful, generally when the loan is delinquent 90 days or more. Foreclosed assets, if any, include assets acquired in settlement of loans.

                                                        March 31,       June 30,
                                                          2004            2003
                                                        ---------       --------
                                                         (Dollars in Thousands)
Non-Accruing Loans:
  One-to-four family                                      $132             472
  Multi-family                                              --              --
  Consumer                                                   1              10
  Commercial business                                       --              --
                                                          ----            ----
      Total non-performing loans                          $133            $482
                                                          ----            ----

Foreclosed Assets:
  One-to-four family                                        --              --
                                                          ----            ----
         Total foreclosed assets                            --              --
                                                          ----            ----

Total non-performing assets                               $133            $482
                                                          ====            ====

Total as a percentage of total assets                     0.09%           0.30%
                                                          ====            ====

As of March 31, 2004, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

The following table sets forth an analysis of the Company's allowance for loan losses.

                                                            Nine Months Ended
                                                                March 31,
                                                           2004          2003
                                                           -----         -----
                                                          (Dollars in Thousands)

Balance at beginning of period                             $ 410         $ 350
                                                           -----         -----

Charge-offs:
  One-to-four family loans                                    --            --
  Consumer loans                                              10             2
  Commercial business loans                                    8            --
                                                           -----         -----
    Total charge-offs                                         18             2
                                                           -----         -----

Recoveries:
  One-to-four family loans                                    --             1
  Multi-family loans                                          --            --
  Consumer loans                                              --            --
                                                           -----         -----
    Total recoveries                                          --             1
                                                           -----         -----

Net (charge-offs) recoveries                                 (18)           (1)
Additions charged to operations                               45            45
                                                           -----         -----
Balance at end of period                                   $ 437         $ 394
                                                           =====         =====

Ratio of net charge-offs during the period to
 average loans outstanding during the period                 .02%          .00%

Ratio of net charge-offs during the period to
 average non-performing assets                              5.34%          .10%

Allowance for loan losses to non-performing loans         327.58%        66.19%

Allowance for loan losses to total loans                    0.47%         0.43%

The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for possible accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.

Total deposits decreased $6.9 million to $140.6 million at March 31, 2004 from $147.5 million at June 30, 2003. The decrease in deposits is the result of withdrawals, net of deposits, in the amount of $8.2 million offset by interest credited to deposits in the amount of $1.3 million. The net decrease in savings deposits is primarily attributed to a $7.0 million decrease in certificate of deposit accounts, a $1.4 million decrease in NOW account deposits and a $256,000 decrease in demand deposits offset by a $1.5 million increase in passbook deposit accounts and a $253,000 increase in money market deposit accounts. The decrease in certificate of deposit accounts is primarily attributed to increased competition for such deposits as well as management's view that current asset yields did not justify aggressive deposit pricing.

Stockholders' equity increased $620,000, or 5.6%, to $11.68 million at March 31, 2004 from $11.06 million at June 30, 2003. The increase in stockholders' equity was due to net income of $857,000 offset by a decrease in accumulated other comprehensive income of $47,000 and the payment of cash dividends in the amount of $190,000.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS

The Company had net income of $193,000 for the quarter ended March 31, 2004 compared to net income of $178,000 for the quarter ended March 31, 2003. The increase in net income in the current quarter is the result of an $18,000 increase in non-interest income and a $16,000 decrease in non-interest expense offset by an $11,000 decrease in net interest income and an $8,000 increase in income taxes. The increase in non-interest income was the result of an $87,000 gain on the sale of a non-performing loan, without recourse. The decrease in net interest income was the result of the collection of $15,000 in non-accruing loan interest in the prior year quarter under the terms of a loan workout agreement that was paid in full during the quarter ended September 30, 2003.

For the nine months ended March 31, 2004 the Company had net income of $858,000 compared to net income of $560,000 for the nine months ended March 31, 2003. The increase in net income in the current nine month period is the result of a $49,000 increase in net interest income and a $446,000 increase in non-interest income, which offset a $43,000 increase in non-interest expense and a $154,000 increase in income taxes. The increase in net interest income was the result of the collection of non-accruing loan interest during the current period in the amount of $216,000 from the payment in full of the loan workout agreement, discussed above. Net interest income in the prior year period also included the collection of non-accruing loan interest in the amount of $57,000 from the same loan workout agreement. The increase in non-interest income in the current nine month period was primarily due to payments received under the terms of the loan workout agreement, discussed above. For a discussion on the increases in both non-interest income and non-interest expense, respectively, see "Non-Interest Income" and "Non-Interest Expense."

Net of the collection of non-accruing loan interest, discussed above, the Company's interest rate spread increased to 2.96% for the quarter ended March 31, 2004 from 2.83% for the prior year quarter. The average balance of net earning assets (average interest earning assets minus average interest bearing liabilities) also increased in the quarter ended March 31, 2004 by $1.3 million to $16.3 million compared with the prior year period.

For the nine months ended March 31, 2004, net of the collection of non-accruing loan interest, discussed above, interest rate spread decreased to 2.79% compared to 2.84% in the prior year nine month period. Interest rate spread declined in the nine months ended March 31, 2004 compared with the prior year period as a result of high mortgage refinancing activity at lower market interest rates and the maturity of investment securities which were not replaced in anticipation of higher interest rates. The average balance of net earning assets in the nine months ended March 31, 2004 increased by $1.6 million to $16.2 million compared with the prior year period.

Interest Income

Interest income decreased $239,000, or 13.5%, for the quarter ended March 31, 2004 compared with the prior year quarter (a decrease of $224,000 net of the collection of non-accruing loan interest in the prior year period). The decrease in interest income was the result of a decrease in the average yield earned on interest earning assets to 4.18% for the quarter ended March 31, 2004 compared to 4.69% in the year earlier period, net of the collection of non-accruing loan interest, discussed above. The average outstanding balance of interest earning assets also decreased $3.1 million to $147.0 million for the quarter ended March 31, 2004 as compared with the prior year period.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)

For the nine months ended March 31, 2004, interest income decreased $760,000, or 13.6%, from the 2003 period (a decrease of $919,000 net of the collection of non-accruing loan interest in both periods). The decrease in interest income for the current nine month period was the result of a decrease in the average yield earned on interest earning assets. Net of the collection of non-accruing loan interest in both periods, discussed above, the average yield on interest earning assets decreased to 4.15% compared to 4.99% for the year earlier period. The decrease in the average yield earned on interest earning assets offset a $538,000 increase in the average outstanding balance of interest earning assets to $148.5 million for the nine months ended March 31, 2004 from $148.0 million for the nine months ended March 31, 2003.

Interest on loans receivable decreased $88,000, or 6.2%, in the quarter ended March 31, 2004, compared with the prior year quarter (a decrease of $73,000 net of the collection of non-accruing loan interest in the prior year period), as a result of a decrease in the average yield earned on net loans receivable. Net of the collection of non-accruing loan interest, the average yield earned on loans receivable decreased to 5.74% for the quarter ended March 31, 2004 as compared to 6.21% for the prior year quarter. The decrease in the average yield earned on net loans receivable was primarily the result of prepayments of higher yielding loans combined with loan origination activity at lower mortgage interest rates. The decrease in the average yield on loans receivable was offset in part by a $2.3 million increase in the average outstanding balance of net loans receivable to $93.5 million for the quarter ended March 31, 2004 from $91.2 million for the prior year quarter.

Interest on mortgage-backed securities decreased $56,000, or 54.3%, for the quarter ended March 31, 2004 from the comparable quarter in 2003. The decrease in interest income is attributed to a decrease in the average balance of mortgage-backed securities due to repayments as well as a decrease in the average yield earned on mortgage-backed securities. For the quarter ended March 31, 2004, the average balance of mortgage-backed securities decreased $3.4 million to $4.0 million from $7.4 million in the prior year quarter. The average yield earned on mortgage-backed securities also decreased to 4.70% for the quarter ended March 31, 2004 from 5.52% for the quarter ended March 31, 2003. The decrease in the average yield earned on mortgage-backed securities was primarily the result of a decrease in the yield earned on the Company's balance of adjustable rate mortgage-backed securities, which re-priced at lower yields as market interest rates decreased between the two quarterly periods.

Interest earned on investment securities decreased $90,000, or 82.6%, for the quarter ended March 31, 2004 from the prior year period due to an $8.8 million decrease in the average outstanding balance of investment securities to $1.3 million from $10.1 million in the 2003 quarter. The average yield earned on investment securities increased to 5.83% for the quarter ended March 31, 2004 from 4.30% in the year earlier period as shorter term securities within the investment securities portfolio matured and were not replaced.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Income (continued)

Interest earned on interest bearing deposits decreased $10,000, or 8.6%, for the quarter ended March 31, 2004 from the same quarter in 2003. The decrease in interest income is attributed to a decrease in the average yield earned on interest bearing deposits. For the quarter ended March 31, 2004, the average yield earned on interest bearing deposits decreased to 0.94% from 1.20% for the quarter ended March 31, 2003. The decrease in the average yield earned on interest bearing deposits was offset by a $6.7 million increase in the average balance of interest bearing deposits to $47.2 million from $40.5 million in the 2003 quarter. The $6.7 million increase in the average balance of interest bearing deposits was primarily funded by the $8.8 million decrease in the average balance of investment securities, discussed above. The Company increased its average balance of interest bearing deposits in anticipation of an increase in economic activity and interest rates in 2004.

For the nine months ended March 31, 2004 interest on loans receivable decreased $182,000, or 4.2%, compared with the prior year period (a decrease of $342,000 net of the collection of non-accruing loan interest in both periods), as a result of a decrease in the average yield earned on net loans receivable. Net of the collection of non-accruing loan interest in both periods, discussed above, the average yield earned on loans receivable decreased to 5.69% for the nine months ended March 31, 2004 as compared to 6.37% for the prior year period. The decrease in the average yield on loans receivable was offset in part by a $2.7 million increase in the average outstanding balance of net loans receivable to $93.0 million for the nine months ended March 31, 2004.

For the nine months ended March 31, 2004 interest earned on mortgage backed securities decreased $194,000 to $167,000. The decrease in interest income is attributed to a decrease in the average outstanding balance of mortgage-backed securities as well as a decrease in the average yield earned on mortgage-backed securities. The average outstanding balance of mortgage-backed securities decreased by $3.9 million to $4.6 million for the nine months ended March 31, 2004 from $8.5 million in the 2003 period. The average yield earned on mortgage-backed securities also decreased to 4.83% for the nine months ended March 31, 2004 from 5.68% for the comparable prior year period.

For the nine months ended March 31, 2004 interest earned on investment securities decreased $340,000 to $99,000 from $439,000 for the nine months ended March 31, 2003. The decrease in interest income is attributed to a $9.7 million decrease in the average outstanding balance of investment securities to $2.9 million for the nine months ended March 31, 2004 from $12.6 million in the 2003 period. The decrease in the average outstanding balance of investment securities was offset by an increase in the average yield earned on investment securities to 4.94% for the nine months ended March 31, 2004 from 4.59% in the comparable prior year period as shorter term securities matured and were not replaced.

For the nine months ended March 31, 2004 interest earned on interest bearing deposits decreased $57,000 from the year earlier period. The decrease in interest income was primarily due to a decrease in the average yield earned on interest bearing deposits to 0.95% for the nine months ended March 31, 2004 from 1.49% for the prior year period. The decrease in the average yield earned on interest bearing deposits was offset by an $11.2 million increase in the average outstanding balance of interest bearing deposits to $47.0 million for the nine months ended March 31, 2004 from $35.8 million for the comparable prior year period.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Interest Expense

Interest expense decreased $228,000, or 36.4%, for the quarter ended March 31, 2004 compared with the prior year quarter. The decrease in interest expense is primarily attributable to a decrease in the average yield paid on interest costing deposits to 1.22% for the quarter ended March 31, 2004 from 1.85% for the quarter ended March 31, 2003 due to a general decline in interest rates as well as a reduction in the proportion of the Company's deposits represented by certificate of deposit accounts. The average outstanding balance of interest costing deposits also decreased by $4.5 million to $130.6 million for the quarter ended March 31, 2004 from $135.1 million for the prior year quarter.

For the nine months ended March 31, 2004 interest expense decreased $808,000 to $1.3 million from $2.1 million for the prior year period. The decrease in interest expense was the result of a decrease in the average yield paid on interest costing deposits to 1.36% for current year period from 2.16% in the prior year period. The average outstanding balance of interest costing deposits also decreased by $1.1 million to $132.4 million for the current period from $133.5 million for the year earlier period.

Provisions for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses totaled $437,000, or .47% of total loans, at March 31, 2004 compared to $410,000, or .44% of total loans, at June 30, 2003. The $27,000 increase in the Company's allowance for loan losses during the current nine month period was the result of $45,000 in loan loss provisions net of $18,000 in charge offs. At March 31, 2004, after consideration of the high concentration of one-to-four family mortgage loans in the loan portfolio, peer data, current economic conditions, trends in the portfolio, the low level of loan charge offs and the strong housing market, the $437,000 allowance for loan losses was determined by the Company to be sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves.

Non-Interest Income

Non-interest income increased $18,000 to $285,000 in the quarter ended March 31, 2004 from $267,000 in the quarter ended March 31, 2003. The primary factors for the increase in non-interest income in the current quarter was an $87,000 gain from the sale of a non-performing loan, without recourse, which offset a $60,000 decrease in loan fees and service charges and a $13,000 decrease in deposit related fees. The decrease in loan fees and service charges is attributed to a decrease in loan origination activity as loan originations decreased to $4.8 million in the current quarter from $11.5 million in the prior year quarter.

For the nine months ended March 31, 2004 non-interest income increased $446,000 to $1.34 million from $891,000 in the prior year period. The increase in non-interest income in the current nine month period compared with the prior year period is primarily attributed to a $433,000 gain on the satisfaction of foreclosure judgments resulting from the payment in full of the loan workout agreement, discussed above, and the $87,000 gain from the non-performing loan sale. Non-interest income decreased in the nine months ended March 31, 2004 due to a $58,000 decrease in loans fees and service charges, a $28,000 decrease in deposit related fees and a $3,000 decrease in commission income. The decrease in loan fees and service charges in the nine month period ended March 31, 2004 is attributed to a decrease in loan origination activity compared to the prior year period.

                      MIDLAND CAPITAL HOLDINGS CORPORATION
                                AND SUBSIDIARIES

Non-Interest Expense

Non-interest expense decreased $16,000 to $1.11 million in the quarter ended March 31, 2004 compared to the prior year quarter. The decrease in non-interest expense is primarily the result of a $25,000 decrease in office occupancy expense offset by a $5,000 increase in staffing costs, a $2,000 increase in advertising expense and a $1,000 increase in data processing fees. The increase in staffing costs is primarily attributed to a $36,000 increase in costs for employee medical and pension benefits offset by a $32,000 decrease in loan origination commissions, due to a decrease in lending volume.

For the nine months ended March 31, 2004 non-interest expense increased $43,000 to $3.48 million from $3.44 million in the prior year period. The primary factors for the increase in non-interest expense in the current nine month period were a $69,000 increase in staffing costs, a $9,000 increase in advertising expense, an $8,000 increase in professional fees and a $6,000 increase in data processing fees. Non-interest expense was decreased in the nine months ended March 31, 2004 as a result of a $30,000 decrease in computer software and support expense and a $20,000 decrease in office occupancy expense. The increase in staffing costs is primarily attributed to a $70,000 increase in costs for employee medical and pension benefits offset by a $24,000 decrease in loan origination commissions compared with the prior year period.

Income Taxes

Income taxes increased $8,000 to $99,000 in the quarter ended March 31, 2004 from $91,000 for the prior year quarter as a result of an increase in operating income from the prior year quarter. For the nine months ended March 31, 2004 income taxes increased $153,000 to $442,000 compared to $288,000 in the prior year period. The effective income tax rate in all periods presented was 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management's assessment of (i) the Company's need for funds,
(ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company's asset/liability management program. At March 31, 2004 the Company had commitments to originate $3.2 million in one-to-four family loans and $25,000 in commercial loans. On the same date, the Company had $42.5 million of certificate of deposit accounts maturing within one year. Based upon historical experience, the Company expects most of these certificate of deposit accounts to remain with the Association.

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

At March 31, 2004, the Association had tangible and core capital of $10.3 million, or 6.73% of adjusted total assets, which was approximately $8.0 million and $5.7 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At March 31, 2004, the Association had total capital of $10.7 million (including $10.3 million in core capital) and risk-weighted assets of $82.2 million, or total capital of 13.07% of risk-weighted assets. This amount was $4.2 million above the 8.0% requirement in effect on that date.

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

(b)   Reports on Form 8-K:

      On January 30, 2004, the Company filed a report on Form 8-K attaching a press release announcing its fiscal second quarter earnings and declaring its regular cash dividend. No other reports on Form 8-K have been filed during the three month period ended March 31, 2004.

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

                                MIDLAND CAPITAL HOLDINGS CORPORATION
                                Registrant


DATE: May 14, 2004              BY: /s/ Paul Zogas
                                    -------------------------------------
                                    Paul Zogas
                                    President, Chief Executive Officer
                                    and Chief Financial Officer


DATE: May 14, 2004              BY: /s/ Charles Zogas
                                    -------------------------------------
                                    Charles Zogas
                                    Executive Vice President and
                                    Chief Operating Officer