Form 10KSB
period 2004-06-30
MIDLAND CAPITAL HOLDINGS CORP
filed 2004-09-28
CIK 1061234

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

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

Registrant’s telephone number, including area code: (708) 598-9400

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   [X]   NO   [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

     The Issuer had $1.04 million in net income for the fiscal year ended June 30, 2004.

     As of June 30, 2004, there were issued and outstanding 372,600 shares of the Issuer’s Common Stock. The Issuer’s voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer’s voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-KSB - Annual Report to Stockholders for the Fiscal Year Ended June 30, 2004 and certain parts of Proxy Statement for 2004 Annual Meeting of Stockholders.

     PART III of Form 10-KSB - Proxy Statement for the 2004 Annual Meeting of Stockholders.

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

     Midland Federal has been principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential mortgage and, to a lesser extent, consumer, multi-family, and other loans in its primary market area. Midland Federal also has substantial investments in liquid assets, mortgage-backed securities and investment securities.

     Midland Federal’s primary market area consists of southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont which it serves through its main office in Bridgeview and three branch offices in southwest Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. At June 30, 2004, Midland Federal had $153.6 million of assets, deposits of $140.4 million and stockholders equity of $11.7 million.

     The main offices of Midland Capital and Midland Federal are located at 8929 South Harlem Avenue, Bridgeview, Illinois 60455 and their telephone number at that address is (708) 598-9400.

Forward-Looking Statements

     When used in this Form 10-KSB and in future filings by Midland Capital with the SEC, in Midland Capital’s press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Midland Capital’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans, real estate values and competition in Midland Capital’s market area, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Midland Capital wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are subject to the above-stated qualifications in any event. Midland Capital wishes to advise readers that the factors listed above could affect Midland Capital’s financial performance and could cause Midland Capital’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

     Loan originations come primarily from walk-in customers, continued business from customers and referrals from local real estate brokers. Midland Federal’s loan originators earn a base salary plus commissions based upon first mortgage loans generated by the originator. All completed loan applications are reviewed by Midland Federal’s salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If multi-family or commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan applications are analyzed based on Midland Federal’s credit underwriting guidelines as well as, in the case of residential loans, the guidelines issued by the Federal Home Loan Mortgage Corporation.

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

     Residential real estate loans are generally approved by the Loan Committee in amounts up to $400,000. Residential real estate loans may also be approved by the Chief Lending Officer in amounts up to $275,000 or the President in amounts up to $350,000, and then ratified by the Loan Committee or the Board of Directors. Residential real estate loans in amounts over $400,000 must be approved by the Board of Directors. Non-residential real estate loans are generally approved by the Board of Directors. Non-residential real estate loans may also be approved by the President in amounts up to $400,000 and then ratified by the Board of Directors. The Chief Lending Officer and the President each have approval authority for any consumer loans.

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

     The aggregate amount of loans that Midland Federal is permitted to make under applicable federal regulations to any one borrower, including related entities, and the aggregate amount that it could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See “Regulation — Federal Regulation of Savings Associations.”

     At June 30, 2004, Midland Federal had one borrower with outstanding loan balances in excess of $500,000. The borrower’s loans totaled $545,000 and were secured by a single-family residence. These loans were current and performing in accordance with their terms at June 30, 2004. See “— Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults.”

     Loan and Mortgage-backed Securities Portfolio Composition. The following table sets forth information concerning the composition of Midland Federal’s loan and mortgage-backed securities portfolios in dollar amounts and in percentages as of the dates indicated.

	June 30,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Real Estate Loans
One-to four-family:
Held for investment	$90,636	95.69%	$89,424	94.95%	$81,803	94.70%
Available for sale	582	0.61	367	0.39	740	0.86
Multi-family	1,119	1.18	1,994	2.12	1,222	1.41
Non-Residential	821	0.87	687	0.73	935	1.08
Construction	—	—	250	0.26	—	—

Total real estate loans	93,158	98.35	92,722	98.45	84,700	98.05

Other Loans
Consumer Loans:
Deposit accounts	311	0.33	293	0.31	397	0.46
Student	587	0.62	658	0.70	822	0.95
Automobile	465	0.49	336	0.36	321	0.37
Credit card	159	0.16	139	0.15	116	0.14
Other	17	0.02	15	0.01	20	0.02

Total consumer loans	1,539	1.62	1,441	1.53	1,676	1.94

Commercial business loans	26	0.03	19	0.02	8	0.01

Total loans receivable	94,723	100.00%	94,182	100.00%	86,384	100.00%

Less
Loans in process	109		617		67
Deferred yield adjustments	(398)		(407)		(379)
Allowance for uncollected interest	9		263		259
Allowance for loan losses	460		410		350

Loans receivable, net	$94,543		$93,229		$86,087

Mortgage-backed securities:
FHLMC	$1,887	64.12%	$4,795	76.29%	$8,324	80.12%
FNMA	1,012	34.38	1,423	22.64	1,965	18.91
GNMA	44	1.50	67	1.07	92	0.88
Collateralized mortgage obligations	—	—	—	—	9	0.09

Total mortgage-backed securities	2,943	100.00%	6,285	100.00%	10,390	100.00%

Net discounts	(1)		(13)		(30)

Net mortgage-backed securities	$2,942		$6,272		$10,360

     The following table shows the composition of Midland Federal’s loan portfolio by fixed and adjustable-rate at the dates indicated.

	June 30,
	2004		2003			2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans
Real Estate:
One-to four-family	$83,540	88.19%	$83,491	88.65%	$76,488	88.55%
Multi-family	425	0.45	370	0.39	254	0.29
Non-Residential	588	0.62	452	0.48	698	0.81

Total real estate loans	84,553	89.26	84,313	89.52	77,440	89.65

Consumer	935	0.99	776	0.82	842	0.97

Total fixed-rate loans	85,488	90.25	85,089	90.34	78,282	90.62

Adjustable-Rate Loans
Real estate:
One-to four-family	7,678	8.11	6,300	6.69	6,055	7.01
Multi-family	694	0.73	1,624	1.73	968	1.12
Non-Residential	233	0.25	235	0.25	237	0.27
Construction	—	—	250	0.26	—	—

Total real estate loans	8,605	9.09	8,409	8.93	7,260	8.40

Consumer	604	0.63	665	0.71	834	0.97
Commercial business	26	0.03	19	0.02	8	0.01

Total adjustable-rate loans	9,235	9.75	9,093	9.66	8,102	9.38

Total loans receivable	94,723	100.00%	94,182	100.00%	86,384	100.00%

Less
Loans in process	109		617		67
Deferred yield adjustments	(398)		(407)		(379)
Allowance for uncollected interest	9		263		259
Allowance for loan losses	460		410		350

Loans receivable, net	$94,543		$93,229		$86,087

     The following schedule illustrates the contractual maturity of Midland Federal’s loan portfolio at June 30, 2004. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcements of due-on-sale clauses or interest rate adjustments.

			Multi-Family and				Commercial
	One-to Four-Family		Commercial		Consumer		Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Due During Years Ending June 30,
2005(1)	$692	5.14%	$—	—%	$538	6.38%	$26	0.0%	$1,256	5.56%
2006	255	3.95%	233	9.00%	96	4.98%	—	—%	584	6.13%
2007	826	4.40%	315	6.00%	424	5.30%	—	—%	1,565	4.97%
2008 to 2009	2,544	4.67%	—	—%	402	6.39%	—	—%	2.946	4.90%
2010 to 2013	1,920	6.19%	123	8.50%	70	4.48%	—	—%	2,113	6.27%
2014 to 2028	37,281	5.64%	112	7.25%	9	4.42%	—	—%	37,402	5.64%
2029 and following	$47,700	5.93%	$1,157	6.08%	$—	—%	$—	—%	$48,857	5.93%

	$91,218		$1,940		$1,539		$26		$94,723	5.78%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

     The total amount of loans due after June 30, 2005 which have predetermined interest rates is approximately $84.87 million, while the total amount of loans due after such date which have floating or adjustable interest rates is approximately $8.60 million.

     One- to Four-Family Residential Real Estate Lending

     Midland Federal’s primary lending activity has been the origination and purchase of permanent loans secured by mortgages on owner-occupied one- to four-family residences. Midland Federal has recently increased its one to four family residential lending due to more aggressive organization efforts, a decline in market interest rates and increased demand. At June 30, 2004, $91.2 million or 96.3% of our gross loan portfolio consisted of permanent loans on one- to four-family residences. All of these loans were secured by properties located in the State of Illinois, with a substantial majority located in Midland Federal’s primary market area.

     Historically, Midland Federal originated for retention in its own portfolio 30-year fixed-rate loans secured by one- to four-family residential real estate. Beginning in the early 1980s, in order to reduce its exposure to changes in interest rates, Midland Federal began to originate adjustable-rate mortgages (“ARMs”), subject to market conditions and consumer preference. However, as a result of continued consumer demand, Midland Federal has continued to originate for retention in its portfolio primarily fixed-rate-residential loans, although in amounts and at rates which are monitored for compliance with Midland Federal’s asset/liability management policy.

     Most of Midland Federal’s fixed rate residential loans have terms up to 30 years although approximately 40% of Midland Federal’s fiscal 2004 originations have terms of 15 year or less. Midland Federal establishes interest rates on its fixed rate residential loans based on published agency pricing, an analysis of its asset/liability needs and competitive factors.

     Midland Federal’s current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all the ARMs originated by Midland Federal are subject to adjustment at one-year intervals. Midland Federal’s ARM products generally carry interest rates which are reset to a stated margin over the one-year U.S. Treasury Rate. Adjustments in the interest rate of Midland Federal’s ARMs are generally limited to 2% at any adjustment date and 6% over the life of the loan. At June 30, 2004, the total balance of one- to four-family ARMs was $7.7 million, or 8.1% of our gross loan portfolio.

     From time to time, Midland Federal will make owner-occupied one- to four-family construction loans for a six-month interest only term, which Midland Federal will convert to a permanent mortgage for a fee generally of one point. Midland Federal requires the interest on such loans during the construction term to be paid or placed in escrow when the loan is funded.

     Also classified as one- to four-family residential loans are our home equity lines of credit which were funded in the amount of $3.0 million at June 30, 2004, and home equity loans, which were $282,000 at June 30, 2004. Our unfunded commitments on home equity lines of credit totaled $2.5 million at June 30, 2004. Midland Federal’s home equity lines of credit are five year interest-only balloon loans secured by second liens on the property, and are made in amounts of up to 75% of the appraised value of the property (including first lien amounts). Midland Federal’s home equity loans are three to 15 year fixed-rate loans secured by second liens on the property, and are made in amounts up to 80% of the appraised value of the property (including first lien amounts).

     Midland Federal’s residential loans are generally underwritten and documented to permit their sale in the secondary market. Midland Federal evaluates both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. Midland Federal generally originates residential mortgage loans with loan-to-value ratios of up to 80%, although the Board of Directors has authorized originations of mortgage loans with loan-to-value ratios of up to 95%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, Midland Federal generally requires private mortgage insurance on the excess.

     Midland Federal’s residential mortgage loans customarily include “due-on-sale” clauses, which are provisions that give Midland Federal the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     Multi-Family Residential Lending

     Midland Federal’s multi-family residential portfolio at June 30, 2004 included $1.1 million in loans secured by residential buildings (5 or more units) located in Midland Federal’s primary market area. Midland Federal originates primarily adjustable-rate, multi-family real estate loans. Rates on Midland Federal’s adjustable-rate, multi-family real estate loans generally adjust in a manner consistent with Midland Federal’s ARMs.

     Multi-family real estate loans are generally underwritten in amounts of up to 75% of the appraised value of the underlying property. Midland Federal’s underwriting procedures for multi-family generally require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for Midland Federal’s multi-family real estate loans.

     Midland Federal monitors the cash flow and operating performance of borrowers through inspection of collateral, calls on borrowers, inspection of business premises and evaluation of interim financial statements.

     Multi-family residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. The risk is greater due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired.

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

     Consumer loan terms vary according to the type of collateral, term of the loan and creditworthiness of the borrower. The underwriting standards employed by Midland Federal for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet payments on the proposed loan along with his or her existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Student loans are originated by Midland Federal in compliance with the guidelines established by the Illinois Guaranteed Loan Program (“IGLP”). As a result, any loans that become delinquent 30-90 days are sold to IGLP. As of June 30, 2004, student loans amounted to $587,000 or 0.62% of Midland Federal’s gross loan portfolio.

     Midland Federal also originates consumer loans secured by automobiles in its primary market area. Underwriting standards employed by Midland Federal in connection with these loans include a review of the borrowers’ creditworthiness, verification of collateral value and perfection of a lien against the collateral. Midland Federal requires vehicle insurance on all loans secured by automobiles. At June 30, 2004, Midland Federal had $465,000, or 0.49% of its gross loan portfolio in automobile loans.

     Lines of credit extended through Midland Federal’s Visa credit card program are offered in amounts up to $10,000. Midland Federal obtains an application from the borrower, a credit report on the borrower and verifies employment for credit card borrowers. At June 30, 2004, Midland Federal had $159,000 or 0.16% of its gross loan portfolio in credit card loans.

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in Midland Federal’s consumer loan portfolio has generally been low, there can be no assurance that delinquencies will not increase in the future.

     Commercial Real Estate Lending

     Midland Federal maintains a portion of its portfolio in permanent loans secured by commercial real estate. Midland Federal’s commercial real estate portfolio consists of loans on a variety of non-residential property, including an automobile repair center and office properties. At

June 30, 2004, $821,000, or 0.87% of Midland Federal’s gross loan portfolio consisted of permanent loans secured by commercial real estate. In the future, Midland Federal intends to continue to engage in a modest level of commercial real estate lending, subject to regulatory restrictions. Management expects that most future commercial real estate loans will carry adjustable interest rates or balloon maturities and a loan-to-value ratio of 75% or less. Nevertheless, in view of the significant amount of risk generally associated with commercial real estate lending, there can be no assurance that Midland Federal will not experience delinquencies on its commercial real estate portfolio.

Mortgage-Backed Securities

     Midland Federal has a portfolio of mortgage-backed securities totaling $2.9 million at June 30, 2004. Most of Midland Federal’s mortgage-backed securities are passed through certificates issued by federal agencies. Midland Federal utilizes its mortgage-backed securities to supplement loan production and to meet its asset/liability management objectives. Mortgage-backed securities can also serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and fair values of Midland Federal’s mortgage-backed securities portfolio, see Note 4 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto. See “Regulation.”

     The following table sets forth the contractual maturities of Midland Federal’s mortgage-backed securities at June 30, 2004. It should be noted that, due to prepayments, the actual maturity of Midland Federal’s long term mortgage-backed securities will likely be significantly shorter than the contractual maturities.

	Due In			Balance Outstanding
	1 to 5	6 to 20	Over 20
	Years	Years	Years	Fixed	Adjustable
	(In Thousands)
Federal Home Loan Mortgage Corporation	$178	$1,246	$462	$178	$1,708
Federal National Mortgage Association	31	960	21	91	921
Government National Mortgage Association	—	44	—	44	—

Total	$209	$2,250	$483	$313	$2,629

Loan Originations, Purchases and Sales

     Real estate loans are originated by Midland Federal’s staff of salaried loan officers. In addition, Midland Federal utilizes commissioned loan originators. Loan applications are taken at each office, processed in Midland Federal’s main office and then submitted to the Chief Lending Officer, the President or the Loan Committee for approval.

     Midland Federal’s ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is also affected by the interest rate environment. Loan sales consist primarily of loans sold to the Illinois Housing Development Authority and other lenders under various government programs.

     The following tables set forth our loan and mortgage-backed securities activity for the periods indicated.

	Year Ended June 30,
	2004	2003	2002
	(Dollars in Thousands)
Originations by type:
Adjustable-Rate:
Real estate – one- to- four family	$5,987	$3,211	$4,062
Real estate – multi-family	—	717	—
Construction	—	400	—
Non-real estate – consumer	47	34	51

Total adjustable rate	6,034	4,362	4,113

Fixed-Rate:
Real estate – one- to- four family	34,810	50,857	35,565
Real estate – multi-family	316	117	—
Non-Residential	150	—	474
Non-real estate – consumer	1,227	1,086	1,076

Total fixed-rate	36,503	52,060	37,115

Total loans originated.	42,537	56,422	41,228

Sales:
Real estate loans sold	(1,371)	(1,903)	(3,160)
Principal repayments	(40,625)	(46,720)	(21,217)

Net increase	541	$7,799	$16,851

Mortgage-backed securities:
Purchased	$—	$—	$—
Sold	—	—	—
Amortization and repayments	$(3,331)	$(4,087)	$(6,950)

Net decrease	$(3,331)	$(4,087)	$(6,950)

Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults

     When a borrower fails to make a required payment on a loan, Midland Federal attempts to cause the deficiency to be cured by contacting the borrower. A notice is mailed to the borrower and late charges are assessed after a payment is 30 days past due. Five days after the late notice is mailed, the Loan Service Counselor/Collector will contact the borrower by telephone. After a payment is 60 days past due, the Loan Service Counselor/Collector conducts a personal interview with the borrower after which if the loan continues to be delinquent, it is referred to the Loan Service Manager. After the 90th day of delinquency, Midland Federal institutes action to foreclose on the property or to acquire it by deed in lieu of foreclosure. If foreclosed on, real property is sold at a public sale and may be purchased by Midland Federal. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness and the current value of the property, the extent of delinquency and the borrower’s ability and willingness to cooperate in curing delinquencies. Generally, when a loan becomes delinquent 90 days or more, Midland Federal will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. Future interest income is recognized on a cash basis. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent, unless a repayment plan is being followed.

     The amounts presented represent the total remaining principal balances of the related loans, rather than actual payment amounts which are overdue and are reflected as a percentage of total loans. The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2004 and June 30, 2003. The balances included in the table do not reflect specific reserves.

	At June 30, 2004
	Loans Delinquent For:
	30-59 days			60-89 days			90 days and over			Total
	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent
	(Dollars in Thousands)
Real estate:
One-to four-family	6	$324	0.36%	3	$212	0.23%	1	$36	0.04%	10	$572	0.63%
Consumer	2	11	0.07	1	1	0.01	3	19	0.12	6	31	0.20

Total	8	$335	0.35%	4	$213	0.23%	4	$55	0.06%	16	$603	0.64%

	At June 30, 2003
	Loans Delinquent For:
	30-59 days			60-89 days			90 days and over			Total
	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent
	(Dollars in Thousands)
Real estate:
One-to four-family	14	$1,151	1.41%	3	$78	0.09%	5	$148	0.18%	22	$1,377	1.68%
Consumer	2	17	1.01	—	—	—	8	15	0.90	10	32	1.91
Commercial business	—	—	—	—	$—	—	1	1	6.76	1	1	6.76

Total	16	$1,168	1.37%	3	$78	0.09%	14	$164	0.19%	33	$1,410	1.65%

     The table below sets forth the amounts and categories of non-performing assets in Midland Federal’s loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, generally when the loan is delinquent 90 days or more. For all of the indicated periods, the Company had no accruing loans 90 or more days delinquent. Foreclosed assets include assets acquired in settlement of loans.

	At June 30,
	2004	2003	2002
	(Dollars in Thousands)
Non-Accruing Loans:
One- to four-family	$36	$472	$148
Multi-family	—	—	—
Consumer	19	10	15
Commercial business	—	—	1

Total non-performing assets	55	482	164

Foreclosed Assets:
Total	—	—	—

Total non-performing assets	$55	$482	$164

Total as a percentage of total assets	0.04%	0.30%	0.11%

     As of June 30, 2004, non-accruing one-to-four family loans totaled $36,000 and consisted of one loan secured by a property located in Midland Federal’s primary market area.

     As of June 30, 2004, there were no concentrations of loans in any types of industry which exceeded 10% of Midland Federal’s total loans that are not included as a loan category in the preceding table.

     For the fiscal year ended June 30, 2004, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $2,000, which interest income was not accrued into interest income for the fiscal year ended June 30, 2004.

     As of June 30, 2004, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Classified Assets

     Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and Federal Deposit Insurance Corporation examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the savings association will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the savings association to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated “special mention” by management.

     When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as a “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Midland Federal’s District Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, Midland Federal regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at June 30, 2004, Midland Federal had classified a total of $136,000 of its assets as substandard, none as doubtful, none as loss and $19,000 as special mention.

Allowance for Losses on Loans and Real Estate

     The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans where full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an loan loss allowance adequate to cover probable accrued losses in the portfolio.

     Midland Capital’s allowance for loan losses increased by $50,000 to $460,000 at June 30, 2004 from $410,000 at the prior fiscal year end. At fiscal year end, the $460,000 in general allowance for loan losses was determined by Midland Capital to be consistent with its policy for the establishment and maintenance of adequate levels of general loan loss allowances. The $50,000 increase in loan loss allowances was the result of $60,000 of loan loss provisions during fiscal 2004 offset by $10,000 in net loan charge-offs. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to Midland Federal’s allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2004 Midland Federal had a total allowance for losses on loans of $460,000 or 0.49% of total loans. See Note 5 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto.

     The following table sets forth an analysis of Midland Federal’s allowance for loan losses.

	Year Ended June 30,
	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of period	$410	$350	$359

Charge-offs:
One- to four-family	—	—	—
Consumer	18	—	35
Commercial business	—	—	3

Total charge-offs	18	—	38

Recoveries:
One- to four-family	—	—	14
Consumer	8	—	—

Total recoveries	8	—	14

Net charge-offs	(10)	—	(24)
Additions charged to operations	60	60	15

Balance at end of period	$460	$410	$350

Ratio of net charge-offs during the year to average loans outstanding during the period	0.01%	—%	0.03%
Ratio of net charge-offs during the year to average non-performing assets	3.19%	—%	9.60%
Allowance for loan losses to non-performing loans	829.00%	84.80%	213.29%
Allowance for loan losses to total loans	0.49%	0.44%	0.41%

     The following table presents the portions of the allowance for loan losses applicable to each loan category.

	June 30,
	2004		2003		2002
		Percent		Percent of		Percent of
		of Loans		Loans in		Loans in
		in Each		Each		Each
		Category		Category		Category
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
			(Dollars in Thousands)
One- to four-family `	$110	96.30%	$177	95.34%	$113	95.56%
Multi-family	2	1.18	2	2.12	2	1.41
Non-residential	2	0.87	1	0.73	2	1.08
Construction	—	—	—	0.26	—	—
Consumer	4	1.62	4	1.53	4	1.94
Commercial business	—	0.03	—	0.02	—	0.01
Unallocated	342	—	226	—	229	—

Total	$460	100.00%	$410	100.00%	$350	100.00%

Investment Activities

     As a part of its asset/liability management strategy and as a response to a high level of competition for loans and low level of loan demand in parts of Midland Federal’s market area, Midland Federal invests in various types of liquid assets, short and medium term government securities as well as smaller amounts of other assets. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

     At June 30, 2004, Midland Federal’s interest-bearing deposits in other financial institutions totaled $46.7 million, or 30.4% of its total assets, and investment securities totaled $1.2 million, or 0.8% of its total assets. As of such date, Midland Federal also had a $1.1 million investment in the common stock of the FHLB of Chicago in order to satisfy the requirement for membership in this institution. At June 30, 2004, the average term to maturity or repricing of the investment securities portfolio was approximately 12.7 years.

     The following table sets forth the composition of Midland Federal’s investment portfolio at the dates indicated.

	At June 30,
	2004		2003		2002
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
			(In Thousands)
Investment Securities:
U.S. government securities	$982	$1,234	$981	$1,360	$980	$1,205
U.S. agency securities	—	—	4,999	5,029	15,025	15,257
FHLB – Chicago stock	1,062	1,062	996	996	897	897

Total investment securities	$2,044	$2,296	$6,976	$7,385	$16,902	$17,359

Interest-bearing deposits:
FHLB daily investment	$2,850	$2,850	$8,264	$8,264	$3,569	$3,569
Other daily investments	43,861	43,861	37,414	37,414	24,913	24,913

Total interest-bearing deposits	$46,711	$46,711	$45,678	$45,678	$28,482	$28,482

     The composition and maturities of the investment securities portfolio, excluding FHLB of Chicago stock, are indicated in the following table.

June 30, 2004
	1 Year or	1 to 5	Over 10	Total Investment
	Less	Years	Years	Securities
Weighted
	Book	Book	Book	Book	Fair	Average
	Value	Value	Value	Value	Value	Yield
(In Thousands)
U.S. government and agency securities	$—	$—	$982	$982	$1,234
U.S. Agency securities	—	—	—	—	—

	$—	$—	$982	$982	$1,234	7.60%

Sources of Funds

     General. Deposit accounts have traditionally been the principal source of Midland Federal’s funds for use in lending and for other general business purposes. In addition to deposits, Midland Federal derives funds from loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities.

     Deposits. Midland Federal attracts principally short-term and intermediate-term deposits from Midland Federal’s primary market area. Midland Federal offers regular passbook accounts,

NOW accounts, money market deposit accounts, fixed interest rate certificates of deposit with varying maturities, and negotiated rate $100,000 jumbo certificates of deposit.

     Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. Midland Federal has not actively sought deposits outside of its primary market area.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, competition and Midland Federal’s pricing policies and capital requirements. Midland Federal regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews its cash flow requirements for liquidity and executes rate changes when deemed appropriate.

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

     The following table sets forth the savings flows at Midland Federal during the periods indicated.

	Year Ended June 30,
	2004	2003	2002
	(Dollars in Thousands)
Opening balance	$147,490	$138,444	$131,504
Deposits	400,918	431,629	421,210
Withdrawals	(409,569)	(425,169)	(417,924)

Balance before interest credited	138,839	144,904	134,790
Interest credited	1,598	2,586	3,654

Ending balance	$140,437	$147,490	$138,444

Net increase (decrease)	$(7,053)	$9,046	$6,940

Percent increase (decrease)	(4.78%)	6.53%	5.28%

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Midland Federal at the dates indicated.

	June 30,
	2004		2003		2002
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
			(Dollars in Thousands)
Interest Rate Range:
Passbook accounts	$59,698	42.51%	$56,420	38.25%	$51,592	37.27%
NOW accounts	12,983	9.25	13,785	9.35	14,140	10.21
Money market account	7,497	5.34	7,649	5.19	7,793	5.63
Non-interest bearing deposits	12,097	8.61	11,647	7.90	9,998	7.22

Total non-certificates	92,275	65.71	89,501	60.69	83,523	60.33

Certificates:
Interest rate range:
0.75 – 1.00%	3,210	2.29	233	0.16	—	—
1.01 – 2.00%	32,083	22.84	32,537	22.06	—	—
2.01 – 3.00%	10,075	7.17	15,204	10.31	40,561	29.30
3.01 – 4.00%	2,794	1.99	8,615	5.84	7,647	5.52
4.01 – 5.00%	—	—	1,141	0.77	2,670	1.93
5.01 – 6.00%	—	—	258	0.17	3,943	2.85
6.01 – 7.00%	—	—	—	—	100	0.07

Total certificates	48,162	34.29	57,988	39.31	54,921	39.67

Total deposits	$140,437	100.00%	$147,489	100.00%	$138,444	100.00%

     The following table shows rate and maturity information for Midland Federal’s time deposits as of June 30, 2004.

	0.75-	1.01-		3.01-		Percent of
	1.00%	2.00%	2.01-3.00%	4.00%	Total	Total
			(Dollars in Thousands)
Certificate Accounts Maturing in Quarter Ending:
September 30, 2004	$2,331	$13,042	$1,162	$432	$16,967	35.23%
December 31, 2004	679	11,768	1,610	265	14,322	29.74
March 31, 2005	200	4,907	4,571	1,875	11,553	23.99
June 30, 2005	—	1,996	325	222	2,543	5.28
September 30, 2005	—	113	750	—	863	1.79
December 31, 2005	—	155	351	—	506	1.05
March 31, 2006	—	42	378	—	420	0.87
June 30, 2006	—	60	272	—	332	0.69
September 30, 2006	—	—	373	—	373	0.77
December 31, 2006	—	—	283	—	283	0.59

Total	$3,210	$32,083	$10,075	$2,794	$48,162	100.00%

Percent of total	6.67%	66.61%	20.92%	5.80%	100.00%

     The following table indicates the amount of Midland Federal’s certificates of deposit and other deposits by time remaining until maturity as of June 30, 2003.

	Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
	or Less	Months	Months	Months	Total
		(Dollars in Thousands)
Certificates of deposit less than $100,000	$14,121	$11,382	$13,002	$1,707	$40,212
Certificate of deposit of $100,000 or more	2,846	2,940	1,094	1,070	7,950

Total certificates of deposit	$16,967	$14,322	$14,096	$2,777	$48,162

Borrowings

     Midland Federal’s other available sources of funds include advances from the Federal Home Loan Bank (“FHLB”) of Chicago and collateralized borrowings. As a member of the FHLB of Chicago, Midland Federal is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Midland Federal has not had significant borrowings in recent years.

Competition

     Midland Federal faces strong competition in originating loans and in attracting deposits. Competition in originating loans comes primarily from other thrift institutions, commercial banks and mortgage bankers which make loans secured by real estate located in Midland Federal’s primary market area. Midland Federal competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of service it provides to borrowers.

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

     Midland Federal has one service corporation, Midland Service Corporation, located in Bridgeview, Illinois, which was organized to act as a holding company for Midland Federal’s other subsidiaries. At June 30, 2004, Midland Federal’s equity investment in Midland Service Corporation was approximately $225,000. During fiscal 2004, Midland Service Corporation recorded a profit of $18,000.

     Midland Service Corporation owns MS Insurance Agency, an insurance agency which provides insurance products to customers of Midland Federal and to members of the general public in Midland Federal’s market area. Insurance products offered by this agency, include credit life, health, homeowners’ and disability. MS Insurance Agency had a profit of $18,000 for the 2004 fiscal year, all of which is included in the Midland Service Corporation income amounts reported above.

REGULATION

     General. Midland Federal is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the U. S. government. Accordingly, Midland Federal is subject to broad federal regulation and oversight extending to all its operations. Midland Federal is a member of the FHLB of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Midland Federal is a member of the Savings Association Insurance Fund (“SAIF”), which together with the Bank Insurance Fund (the “BIF”) are the two deposit insurance funds administered by the FDIC, and the deposits of Midland Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Midland Federal. Midland Federal’s primary federal regulator is the OTS.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Midland Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. When these examinations are conducted, the examiners may require Midland Federal to provide for higher general or specific loan loss reserves. Midland Federal is also subject to back-up examination by the FDIC.

     All savings associations are subject to an OTS assessment, based upon the savings association’s total assets which are payable semi-annually. Midland Federal’s paid assessment during the fiscal year ended June 30, 2004 was $46,000.

     The OTS also has extensive enforcement authority over all savings institutions. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound banking practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment and lending authority of Midland Federal is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings association may invest in corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization. Further, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of regulatory capital, except with approval of the OTS. Midland Federal is in compliance with each of these restrictions.

     Midland Federal’s permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of capital and surplus). At June 30, 2004, Midland Federal’s lending limit under this restriction was $1.6 million. Midland Federal is in compliance with the loans-to-one-borrower limitation.

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

     Insurance of Accounts and Regulation by the FDIC. Midland Federal is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound banking practices, or is in an unsafe or unsound condition.

     The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as “well-capitalized” (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets (Tier 1 Risk-Based Capital) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than “adequately capitalized” (i.e., a core capital or core capital to risk-based capital ratios of less than a Tier 1 Risk-Based Capital ratio of 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

     At fiscal year end 2004, the premium schedule for BIF- and SAIF-insured institutions ranged from 0 to 27 basis points, and both BIF- and SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 1.54 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the years 2017 through 2019.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, any unrealized holding gains or losses, net of income taxes, on securities classified as available for sale in accordance with SFAS No. 115 are excluded from regulatory capital calculations. At June 30, 2004, Midland Federal had deductible retained mortgage servicing assets and an unrealized gain, net of tax, under SFAS No. 115 in the amount of $172,000.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to Midland Federal’s level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.

     At June 30, 2004, Midland Federal had tangible capital of $10.4 million, or 6.77% of adjusted total assets, which is approximately $8.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital or Tier 1 Capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill and a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions, discussed below, a savings association must maintain a core capital ratio of at least 4% to be considered “adequately capitalized” unless its supervisory condition is such so as to allow it to maintain a 3% ratio. At June 30, 2004, Midland Federal had retained mortgage servicing assets which were subject to these tests.

     At June 30, 2004, Midland Federal had core capital equal to $10.4 million, or 6.77% of adjusted total assets, which is $5.8 million above the minimum leverage ratio requirement of 3% in effect on that date. In addition, on such date Midland Federal had Tier 1 Risked-Based Capital equal to $10.4 million or 12.81% of Risk-Weighted Assets, which is $7.2 million above the requirement of 4% on effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 2004, Midland Federal had no capital instruments that qualify as supplementary capital and $460,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. There were $15,000 in equity investments at June 30, 2004.

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

     On June 30, 2004, Midland Federal had total capital of $10.9 million (including $10.4 million in core capital and $460,000 of qualifying general loss reserves) and risk-weighted assets of $81.3 million or total capital of 13.35% of risk-weighted assets. This amount was $4.4 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an “undercapitalized association” (generally defined to be one with less than either a 4% core ratio, a 4% Tier 1 risk based capital ratio, a Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     Any savings association that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 or Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be subject to one or more of additional specified actions and operating restrictions, which may cover all aspects of its operations and include a forced merger or acquisition of Midland Federal.

     An association that becomes “critically undercapitalized” (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement activity of the OTS and the FDIC, including the appointment of a receiver or conservator.

     The imposition by the OTS or the FDIC of any of these measures on Midland Federal may have a substantial adverse effect on Midland Federal’s operations and profitability and the value of its stock. If the OTS or the FDIC require an association such as Midland Federal, to raise additional capital through the issuance of stock or other capital instruments such issuance may result in the dilution in the percentage of ownership of Midland Federal.

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

     Generally, savings associations, such as Midland Federal, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to 100% of net income for the year-to-date plus retained net income for the two preceding years that is available for dividend. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Midland Federal may pay dividends in accordance with this general authority.

     Any savings association that is a subsidiary of a holding company and proposes to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on supervisory concerns. See “— Regulatory Capital Requirements.”

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

     OTS accounting regulations, which may be made more stringent than GAAP, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. Midland Federal is in compliance with these rules.

     Qualified Thrift Lender Test. All savings associations, including Midland Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the 1986 Internal Revenue Code, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2004 Midland Federal was in compliance with the test.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it re-qualifies as a QTL and thereafter remains a QTL. If an association that fails the test has not yet re-qualified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, Midland Federal is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not re-qualified or converted to a national bank within three years after the failure, it must divest all investments and cease all activities not permissible for a national bank.

     Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Midland Federal, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Midland Federal. An unsatisfactory rating may be used as the basis for the denial of an application such as a branch or merger application by the OTS.

     Due to the heightened attention being given to the CRA in the past few years, Midland Federal may be required to devote additional funds for investment and lending in its local community. Midland Federal was examined for CRA compliance in 2002 and received a rating of “satisfactory.”

     Transactions with Affiliates and Insiders. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to Midland Federal as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of Midland Federal’s capital. Affiliates of Midland Federal include any company which is under common control with Midland Federal as well as Midland Federal’s parent holding company. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Midland Federal’s subsidiaries are not deemed affiliates. However, the OTS has the discretion to treat subsidiaries as affiliates on a case-by-case basis.

     Certain transactions with directors, officers or controlling persons are also subject to regulations enforced by the OTS. These regulations impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated persons.

     Anti-Money Laundering. For years, FDIC insured institutions, such as Midland Federal, have been required to establish anti-money laundering programs. In 2001, the USA PATRIOT Act was enacted. This Act significantly enhanced the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. While the Act imposed additional anti-money laundering requirements on FDIC insured institutions, these additional requirements are not material to Midland Federal’s operations.

     Aside from the above, the Act also requires the federal banking regulators to assess the effectiveness of an institution’s anti-money laundering program in connection with merger and acquisition transactions. Failure to maintain an effective anti-money laundering program is grounds for the denial of merger or acquisition transactions.

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

     If Midland Federal fails the QTL test, Midland Capital must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure Midland Capital must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See “- Qualified Thrift Lender Test.”

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

     Midland Capital stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Midland Capital may not be resold without registration or unless sold in accordance with certain resale restrictions. If Midland Capital meets specified current public information requirements, each affiliate of Midland Capital is able to sell in the public market, without registration, a limited number of shares in any three-month period.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 2004 Midland Federal was in compliance with these reserve requirements.

     Savings associations are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     Federal Home Loan Bank System. Midland Federal is a member of the FHLB of Chicago, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. While a member of the FHLB of Chicago at June 30, 2004, Midland Federal had not entered into a credit arrangement with the FHLB of Chicago and, as such, could not obtain funds from the FHLB of Chicago.

     As a member, Midland Federal is required to purchase and maintain stock in the FHLB of Chicago. At June 30, 2004 Midland Federal had $1.1 million in FHLB stock, which was in compliance with this requirement. In past years, Midland Federal has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.40% and was 6.25% for calendar year 2003.

     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Midland Federal’s FHLB stock may result in a corresponding reduction in its capital.

     For the year ended June 30, 2004, dividends paid by the FHLB of Chicago to Midland Federal totaled $66,000, which was a $15,000 increase from the amount of dividends received in fiscal year 2003. The $15,000 dividend received for the quarter ended June 30, 2004 reflects an annualized rate of 6.00%, or 0.25% below the rate for calendar year 2003.

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

     In addition to the regular income tax, corporations, including savings institutions generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

     To the extent earnings appropriated to a savings institutions bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution’s supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2004, Midland Federal’s excess for tax purposes totaled approximately $1.1 million.

     Midland Capital and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

     Midland Capital and its consolidated subsidiaries have never been audited by the IRS with respect to federal income tax returns. The statute of limitations has passed for tax years ending on or prior to June 30, 2001, for Midland Capital and its consolidated subsidiaries.

     Illinois Taxation. Midland Capital and its subsidiaries file separate Illinois income tax returns. For Illinois income tax purposes, Midland Capital and its subsidiaries are taxed at an effective rate equal to 7.30% of Illinois taxable income. For these purposes, “Illinois Taxable Income” generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing significantly the Illinois taxable income of savings associations.

Employees

     At June 30, 2004, Midland Federal had a total of 41 full-time employees and 46 part-time employees. None of Midland Federal’s employees are represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Description of Property

Offices

     Midland Federal owns the building and land for its main office at 8929 South Harlem Avenue, Bridgeview, Illinois. This office has 18,000 square feet and a net book value of $823,000 at June 30, 2004. Midland Federal also has a year easement on land adjacent to its main office which expires in the year 2078. Midland Federal owns the building and land for its two branch offices in Chicago at 4040 South Archer Avenue in Brighton Park and 2657 West 69th Street in Marquette Park which have 2,000 and 2,500 square feet and $593,000 and $36,000 net book values at June 30, 2004, respectively.

     Midland Federal leases retail office space and land in Homer Glen, Illinois for a full service branch banking facility that it established in April 1999. The net book value of remodeling and leasehold improvements cost at this 32,846 square foot location is approximately $313,000 at June 30, 2004. Midland Federal also owns a parcel of land contiguous to this office for parking and future expansion with a net book value of $180,500 at June 30, 2004. Finally, we have an option to purchase a drive up facility we now lease at the Homer Glen office which we have exercised with a closing scheduled in September 2004.

     In addition, Midland Federal owns three ATMs located at its Bridgeview, Chicago/Brighton Park and Homer Glen offices.

Computer Equipment

     Midland Federal’s record keeping activities are maintained on an on-line basis with an independent service bureau. Midland Federal’s accounting and loan origination activities are maintained on an in-house computer network. The net book value of Midland Federal’s computer equipment at June 30, 2004 was $31,000.

Item 3. Legal Proceedings

     Midland Federal is, from time to time, a defendant to certain lawsuits arising in the ordinary course of its business. Midland Federal believes that there is no litigation pending which, if adversely determined, would have a material adverse effect on its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Pages 19 and 20 of the 2004 Annual Report to Stockholders are herein incorporated by reference.

Item 6. Management’s Discussion and Analysis or Plan of Operation

     Pages 6 through 19 of the 2004 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Financial Statements

     Pages 22 through 45 of the 2004 Annual Report to Stockholders are herein incorporated by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with Midland Federal’s accountants on accounting and financial disclosure matters.

Item 8A. Controls and Procedures

     The Company has adopted disclosure controls and procedures designed to facilitate the Company’s financial reporting. The disclosure controls currently consist of periodic communications among the Chief Executive and Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations. In addition, the Chief Executive and Financial Officer and the Company’s independent auditors also meet on a quarterly basis and discuss the Company’s material accounting policies. The Company’s Chief Executive and Financial Officer has evaluated the effectiveness of these disclosure controls as of the end of the period covered by this report and found them to be adequate.

     The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B. Other Information

     None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Information concerning Directors of the Issuer is incorporated herein by reference from Midland Capital’s definitive proxy statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from Midland Capital’s definitive proxy statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from Midland Capital’s definitive Proxy Statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

     The following table sets forth information with respect to securities to be issued under Midland Capital’s equity compensation plans as of June 30, 2004.

(c)
Number of securities
remaining available
	(a)		for future issuance
	Number of securities	(b)	under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	[excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a)]
Equity compensation plans approved by securities holders:

1. 1993 Stock Option and Incentive Plan(1)	1. None	1. N/A	1. 6,900
2. Recognition and Retention Plan (1)	2. N/A	2. N/A (2)	2. N/A

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	None	N/A	6,900

(1) Information regarding these plans is set forth under Item 10 to this Report.

(2) Awards under plan consist of restricted stock.

Item 12. Certain Relationships and Related Transactions

     Information concerning relationships and transactions is incorporated herein by reference from Midland Capital’s definitive proxy statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 13. Exhibits

Reference to Prior
Regulation		Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquid, or succession	None
3	Articles of Incorporation and Bylaws	***
4	Instruments defining the rights of security holders,
including indentures:
	Common Stock Certificate	***
9	Voting trust agreement	None
10	Material contracts:
	Employee Stock Ownership Plan	***
	1993 Stock Option and Incentive Plan	**
	Employment Agreements	***
	Recognition and Retention Plan	***
	401(k) Retirement/Savings Plan	***
11	Statement re computation of per share earnings	****
13	Annual Report to Security Holders	13
14	Code of Ethics	14
16	Letter on change in certifying accountant	None
18	Letter on change in accounting principles	None
21	Subsidiaries of Registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Experts and Counsel	None
24	Power of Attorney	Not required
31.1	Certification of Paul M. Zogas pursuant to Rule 13a-14 under the
	Securities and Exchange Act of 1934	31.1
32.1	Certification of Paul M. Zogas pursuant to 18 U.S.C. Section 1350, as
	adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

     *Filed on January 15, 1993 as an exhibit to Midland Federal’s initial Form AC.

     **Filed on March 19, 1993 as an exhibit to Midland Federal’s Pre-Effective Amendment No. One to the Form AC.

     ***Filed on June 22, 1998 as exhibits to Midland Capital’s Registration Statement No. 333-57399 on Form S-4. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

     ****See Note 1 of the Notes to be Consolidated Financial Statements included in the Annual Report under Exhibit 13.

Item 14. Principal Accountant Fees and Services

     Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, which will be filed not later than 120 days following the close of the fiscal year end.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDLAND CAPITAL HOLDINGS CORPORATION
Date: September 28, 2004	By:	/s/ Paul M. Zogas
Paul M. Zogas
Chairman, President and Chief Executive Officer (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Paul M. Zogas	/s/ Charles A. Zogas

Paul M. Zogas, Chairman, President and	Charles A. Zogas, Director, Executive
Chief Executive and Financial Officer	Vice President and Secretary
(Principal Executive and Financial and
Accounting Officer)

Date: September 28, 2004	Date: September 28, 2004

/s/ Jonas Vaznelis, Director	/s/ Richard Taylor

Jonas Vaznelis, Director	Richard Taylor, Director and Vice
President

Date: September 28, 2004	Date: September 28, 2004
/s/ Michael J. Kukanza	/s/ Algerd Brazis

Michael J. Kukanza, Director	Algerd Brazis, Director

Date: September 28, 2004	Date: September 28, 2004