Form 10QSB
period 2004-09-30
MIDLAND CAPITAL HOLDINGS CORP
filed 2004-11-10
CIK 1061234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Issuer’s telephone number, including area code: (708) 598-9400

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

     Transitional Small Business Disclosure Format. Yes (  ) No (X)

     Indicate the number of shares of each of the Issuer’s classes of common stock as of the latest practicable date:

Common Stock, par value $.01
(Title of Class)

As of November 10, 2004, the Issuer had
372,600 shares of Common Stock issued and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION

Consolidated Statements of Financial Condition

	September 30,	June 30,
	2004	2004
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$3,661,806	3,786,039
Interest-bearing deposits	41,446,455	46,710,590

Total cash and cash equivalents	45,108,261	50,496,629
Investment securities available for sale, at fair value	1,285,312	1,234,375
Mortgage-backed securities, held to maturity (fair value: September 30, 2004 - $2,498,211; June 30, 2004 - $2,980,932)	2,468,471	2,941,517
Loans receivable (net of allowance for loan losses: September 30, 2004 - $459,472; June 30, 2004 - $459,472)	95,838,439	93,961,360
Loans receivable held for sale	238,000	581,500
Stock in Federal Home Loan Bank of Chicago	1,077,500	1,061,800
Office properties and equipment, net	2,349,712	2,376,025
Accrued interest receivable	402,969	359,702
Prepaid expenses and other assets	687,201	547,453

Total assets	$149,455,865	153,560,361

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$135,667,630	140,436,704
Advance payments by borrowers for taxes and insurance	1,311,075	954,259
Other liabilities	536,241	427,084

Total liabilities	137,514,946	141,818,047

Stockholders’ equity:
Preferred stock, $.01 par value: authorized 50,000 shares; none outstanding	—	—
Common stock, $.01 par value: authorized 600,000 shares; issued and outstanding 372,600 shares at September 30, 2004 and June 30, 2004	3,726	3,726
Additional paid-in capital	3,395,580	3,395,580
Retained earnings — substantially restricted	8,341,479	8,176,334
Accumulated other comprehensive income, net of income taxes	200,134	166,674

Total stockholders’ equity	11,940,919	11,742,314

Total liabilities and stockholders’ equity	$149,455,865	153,560,361

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Interest income:
Interest on loans	$1,374,769	1,516,732
Interest on mortgage-backed securities	26,030	70,445
Interest on investment securities	18,990	51,180
Interest on interest-bearing deposits	145,111	110,589
Dividends on FHLB stock	15,731	15,881

Total interest income	1,580,631	1,764,827

Interest expense:
Interest on deposits	347,148	490,728

Total interest expense	347,148	490,728

Net interest income before provision for loan losses	1,233,483	1,274,099
Provision for loan losses	—	15,000

Net interest income after provision for loan losses	1,233,483	1,259,099

Non-interest income:
Loan fees and service charges	71,015	174,492
Commission income	12,252	18,003
Gain on sale of loans	9,704	8,598
Deposit related fees	113,023	126,834
Gain on satisfaction of foreclosure judgments	—	433,285
Other income	17,390	29,696

Total non-interest income	223,384	790,908

Non-interest expense:
Staffing costs	629,783	710,646
Advertising	18,117	17,907
Occupancy and equipment expenses	164,329	198,106
Data processing	50,349	52,619
Federal deposit insurance premiums	5,158	5,851
Other	226,002	236,276

Total non-interest expense	1,093,738	1,221,405

Income before income taxes	363,129	828,602
Income tax provision	123,464	281,725

Net income	$239,665	546,877

Earnings per share (basic)	$0.64	1.47

Earnings per share (diluted)	$0.64	1.47

Dividends declared per common share	$0.20	0.17

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at June 30, 2004	$3,726	3,395,580	8,176,334	166,674	11,742,314

Comprehensive Income:
Net Income			239,665		239,665
Other comprehensive income, net of tax:
Unrealized holding gain during the period				33,460	33,460

Total comprehensive income			239,665	33,460	273,125
Dividends declared on common stock ($0.20 per share)			(74,520)		(74,520)

Balance at September 30, 2004	$3,726	3,395,580	8,341,479	200,134	11,940,919

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$239,665	546,877
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	55,348	75,989
Net accretion on securities	(1,508)	(3,405)
Federal Home Loan Bank stock dividend	(15,700)	(15,800)
Provision for loan losses	—	15,000
Proceeds from sale of loans held for sale	693,050	611,900
Origination of loans held for sale	(349,550)	(575,450)
Gain on sale of loans	(9,704)	(8,598)
(Increase) decrease in accrued interest receivable	(43,267)	29,822
Decrease in accrued interest payable	(614)	(3,478)
Decrease in deferred income on loans	(10,378)	(239,659)
Increase in other assets	(147,282)	(136,714)
Increase in other liabilities	109,771	244,135

Net cash provided by operating activities	519,831	540,619

Cash flows from investing activities:
Proceeds from repayments of mortgage-backed securities, held to maturity	474,315	1,262,227
Proceeds from maturities of investment securities, available for sale	—	2,500,000
Loan disbursements	(5,717,202)	(18,372,662)
Loan repayments	3,850,501	19,697,719
Property and equipment expenditures	(29,035)	(5,884)

Net cash provided (for) by investing activities	(1,421,421)	5,081,400

Cash flows from financing activities:
Deposit account receipts	96,179,684	108,345,224
Deposit account withdrawals	(101,277,121)	(111,238,206)
Interest credited to deposit accounts	328,363	465,988
Payment of dividends	(74,520)	(63,342)
Increase (decrease) in advance payments by borrowers for taxes and insurance	356,816	(698,481)

Net cash provided for financing activities	(4,486,778)	(3,188,817)

Net change in cash and cash equivalents	(5,388,368)	2,433,202
Cash and cash equivalents at beginning of period	50,496,629	49,421,065

Cash and cash equivalents at end of period	$45,108,261	51,854,267

Cash paid during the period for:
Interest	$347,762	494,206
Income taxes	25,076	12,538

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

Note B - Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Midland Capital Holdings Corporation (the “Company”) and its wholly-owned subsidiary, Midland Federal Savings and Loan Association (the “Association”) and the Association’s wholly-owned subsidiaries, Midland Federal Service Corporation, Midland Insurance Services, Inc. and Bridgeview Development Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Note C - Earnings Per Share

Earnings per share for the three month periods ended September 30, 2004 and 2003 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note D - Industry Segments

The Company operates principally in the thrift industry through its subsidiary savings and loan. As such, substantially all of the Company’s revenues, net income, identifiable assets and capital expenditures are related to thrift operations.

Note E - Effect of New Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (“SAB No. 105”), “Application of Accounting Principles to Loan Commitments.” SAB No. 105 prohibits the inclusion of estimated servicing cash flows and internally developed intangible assets within the valuation of interest rate lock commitments under Statement of Accounting Standards No. 133. SAB No. 105 is effective for disclosures and interest rate lock commitments initiated after March 31, 2004. Adoption of this Bulletin did not have a material impact on the Company’s consolidated financial statements.

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

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions and real estate values in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL

Midland Capital Holdings Corporation (the “Company”) is a Delaware corporation that was organized for the purpose of becoming the thrift holding company for Midland Federal Savings and Loan Association (the “Association” or “Midland Federal”). The Association converted from a federal mutual savings and loan association to a federal stock savings and loan association on June 30, 1993 (the “Conversion”). In the Conversion, 345,000 shares of common stock, par value of $.01 per share, of the Association were sold in an initial public offering for an aggregate consideration of $3.45 million. On July 23, 1998, as a result of a re-organization, the Association became a wholly owned subsidiary of the Company, and each outstanding share of common stock of the Association became, by operation of law, one share of common stock of the Company. At September 30, 2004 there were 372,600 shares of the Company’s common stock outstanding.

The principal asset of the Company is the outstanding stock of the Association. The Company presently has no separate operations and its business consists only of the business of the Association and its subsidiaries. Midland Federal has been principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential mortgage loans, and to a lesser extent, consumer, multi-family and other loans in its primary market area. The Association also has made substantial investments in mortgage-backed securities, investment securities and liquid assets. Midland Federal also operates a wholly-owned subsidiary, Midland Federal Service Corporation that owns and operates Midland Insurance Services, Inc., a full service retail insurance agency.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

GENERAL (continued)

The Association’s primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2004, Midland Federal’s capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 7.04% and a risk-based capital ratio of 13.60%.

FINANCIAL CONDITION

At September 30, 2004, total assets of the Company decreased by $4.1 million to $149.5 million from $153.6 million at June 30, 2004. Loans receivable, including loans available for sale, increased $1.5 million to $96.1 million at September 30, 2004. The Company originated $6.1 million of primarily fixed rate loans during the quarter ended September 30, 2004 compared to loan originations of $18.9 million during the prior year quarter. The lower loan origination volume in the current quarter was due in part to a decrease in the amount of mortgage refinancing activity. Offsetting loan originations in the current quarter were loan repayments of $3.9 million as well as loan sales of $693,000. There were no new purchases of mortgage-backed securities during the quarter ended September 30, 2004 and as a result, the balance of mortgage-backed securities decreased by $473,000 to $2.5 million due to repayments and amortization.

The balance of investment securities available for sale remained stable and totaled $1.3 million at September 30, 2004 compared to $1.2 million at June 30, 2004. Gross unrealized gains in the available for sale portfolio were $303,000 at September 30, 2004 compared to gross unrealized gains of $253,000 at June 30, 2004, reflecting the positive impact of lower long term interest rates. The weighted average remaining term to maturity of the Company’s total investment securities portfolio at September 30, 2004 was 12.4 years.

In order to fund a decline in deposit liabilities, the Company decreased the balance of cash and cash equivalents by $5.4 million to $45.1 million at September 30, 2004 from $50.5 million at June 30, 2004.

Non-performing assets consisted of $133,000 in non-accruing loans at September 30, 2004 compared to $55,000 at June 30, 2004. The allowance for loan losses remained unchanged at $460,000, or 0.48% of total loans, at September 30, 2004 as compared to June 30, 2004. The Company experienced no loan charge offs and made no additional loan loss provisions during the quarter ended September 30, 2004. Non-accruing loans at September 30, 2004 consisted of $125,000 in one-to-four family residential mortgage loans and $8,000 in non-mortgage loans. At September 30, 2004 the Company’s ratio of allowance for loan losses to non-performing loans was 344.99% compared to 829.00% at June 30, 2004. Management believes that the current allowance for loan losses is adequate to cover probable accrued losses in the portfolio.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

The following table sets forth the amounts and categories of non-performing assets in the Company’s portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, generally when the loan is delinquent 90 days or more. Foreclosed assets, if any, include assets acquired in settlement of loans.

	September 30,	June 30,
	2004	2004
	(Dollars in Thousands)
Non-Accruing Loans:
One-to-four family	$125	$36
Multi-family	—	—
Consumer	8	19
Commercial business	—	—

Total non-performing loans	$133	$55

Foreclosed Assets:
One-to-four family	—	—

Total foreclosed assets	—	—

Total non-performing assets	$133	$55

Total as a percentage of total assets	0.09%	0.04%

As of September 30, 2004, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

The following table sets forth an analysis of the Company’s allowance for loan losses.

	Three Months Ended
	September 30,
	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$460	$410

Charge-offs:
One-to-four family loans	—	—
Consumer loans	—	1
Commercial business loans	—	—

Total charge-offs	—	1

Recoveries:
One-to-four family loans	—	—
Multi-family loans	—	—
Consumer loans	—	—

Total recoveries	—	—

Net (charge-offs) recoveries	—	(1)
Additions charged to operations	—	15

Balance at end of period	$460	$424

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%
Ratio of net charge-offs during the period to average non-performing assets	—%	—%
Allowance for loan losses to non-performing loans	344.99%	103.35%
Allowance for loan losses to total loans	0.48%	0.46%

At September 30, 2004, the Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for possible accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.

Deposits for the quarter ended September 30, 2004 decreased $4.8 million as a result of net withdrawals in the amount of $5.1 million offset by interest credited to deposits in the amount of $328,000. The net decrease in deposits is primarily attributed to increased pricing competition for interest costing deposits in the current rising interest rate environment. The decrease in deposits is the result of a $2.8 million decrease in certificate of deposit accounts, a $2.1 million decrease in passbook deposit accounts and a $629,000 decrease in money market accounts offset by a $701,000 increase in demand deposit accounts and a $98,000 increase in NOW accounts.

Stockholders’ equity increased $199,000, or 1.7%, to $11.9 million at September 30, 2004 from $11.7 million at June 30, 2004. The increase in stockholders’ equity was due to net income of $240,000 and an increase in accumulated other comprehensive income of $34,000 offset by the payment of cash dividends in the amount of $75,000.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2004 was $240,000 compared to net income of $547,000 for the quarter ended September 30, 2003. Net income in the current quarter was decreased as the result of a $41,000 decrease in net interest income and a $567,000 decrease in non-interest income, offset by a $15,000 decrease in provision for loan losses, a $128,000 decrease in non-interest expense and a $158,000 decrease in income taxes.

Net income in the quarter ended September 30, 2003 was increased by the collection of non-accruing loan interest in the amount of $216,000 as well as a $433,000 gain from the satisfaction of deficiency judgments, both of which were the result of a loan workout agreement that was paid in full during the quarter ended September 30, 2003. The current quarter also included the collection of non-accruing loan interest from another loan workout agreement in the amount of $15,000. Exclusive of these items in both periods, net income for the quarter ended September 30, 2004 would have been $230,000, compared to net income of $119,000 for the quarter ended September 30, 2003.

The Company’s interest rate spread increased to 3.30% for the quarter ended September 30, 2004 from 3.24% for the prior year period. The increase in interest rate spread was primarily due to a decrease in the Company’s average yield paid on interest costing deposits to 1.11% in the current period from 1.46% in the prior year period. The decrease in the average yield paid on interest costing deposits offset a decrease in the average yield earned on interest earning assets to 4.41% in the current period from 4.71% in the prior year period. The average balance of net earning assets (average interest earning assets minus average interest bearing liabilities) also increased by $2.9 million to $18.7 million compared with the prior year period.

Interest Income

Interest income decreased $184,000, or 10.4%, for the quarter ended September 30, 2004 as compared to the same period last year. The decrease in interest income is attributed to a decline in the average yield earned on interest earning assets as well as a decline in the average balance of interest earning assets. The average yield on interest earning assets decreased to 4.41% for the quarter ended September 30, 2004 from 4.71% in the prior year quarter and the average balance of interest earning assets decreased by $6.6 million to $143.4 million for the quarter ended September 30, 2004 compared to $150.0 million for the quarter ended September 30, 2003. The decline in the average yield earned on interest earning assets is primarily attributed to the collection of $15,000 of non-accruing loan interest in the current period as compared to the collection of $216,000 of non-accruing loan interest in the prior year period, as discussed above.

Interest on loans receivable decreased $142,000, or 9.4%, for the quarter ended September 30, 2004 from the comparable quarter in 2003. The decrease in interest income was primarily attributed to a decrease in the average yield earned on loans receivable to 5.74% for the quarter ended September 30, 2004 as compared to 6.59% for the quarter ended September 30, 2003. The primary factor for the decrease in the average yield earned on loans receivable was the collection of $15,000 of non-accruing loan interest in the current period as compared to the collection of $216,000 of non-accruing loan interest in the prior year period, as discussed above. The decrease in the average yield on loans receivable was partially offset by a $3.7 million increase in the average outstanding balance of net loans receivable to $95.7 million for the quarter ended September 30, 2004 from $92.0 million for the quarter ended September 30, 2003.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Interest Income (continued)

Interest on mortgage-backed securities decreased $44,000, or 63.0%, for the quarter ended September 30, 2004 from the comparable quarter in 2003. The decrease in interest income is attributed to a decrease in the average balance of mortgage-backed securities as well as a decrease in the average yield earned on mortgage-backed securities in the quarter ended September 30, 2004 as compared with the same period last year. For the quarter ended September 30, 2004, the average balance of mortgage-backed securities decreased $2.9 million to $2.6 million from $5.5 million in the prior year quarter. The average yield earned on mortgage-backed securities also decreased to 4.00% for the quarter ended September 30, 2004 from 5.14% for the quarter ended September 30, 2003. The decrease in the average yield earned on mortgage-backed securities was the result of the Company’s balance of adjustable rate mortgage-backed securities re-pricing at lower yields as market interest rates decreased between the two quarterly periods.

Interest earned on investment securities decreased $32,000, or 62.9%, for the quarter ended September 30, 2004 from the prior year period due to a $3.7 million decrease in the average outstanding balance of investment securities to $1.3 million from $5.0 million in the 2003 quarter. The decline in the average balance of investment securities was offset by an increase in the average yield earned on investment securities to 5.97% for the quarter ended September 30, 2004 from 4.07% in the year earlier period, as lower yielding securities within the portfolio were allowed to runoff at maturity.

Interest earned on interest bearing deposits increased $34,000, or 31.2%, for the quarter ended September 30, 2004 from the same quarter in 2003. The increase in interest income is attributed to an increase in the average yield earned on interest bearing deposits. For the quarter ended September 30, 2004, the average yield earned on interest bearing deposits increased to 1.36% from 0.95% for the quarter ended September 30, 2003. The increase in the average yield on interest bearing deposits offset a $3.7 million decrease in the average balance of interest bearing deposits to $42.7 million from $46.4 million in the 2003 quarter.

Interest Expense

Interest expense decreased $144,000, or 29.3%, for the quarter ended September 30, 2004 compared with the prior year quarter. The decrease in interest expense is attributable to a decrease in the average yield paid on interest costing deposits as well as a decrease in the average balance of interest costing deposits. For the quarter ended September 30, 2004, the average yield paid on interest costing deposits decreased to 1.11% from 1.46% for the quarter ended September 30, 2003. The average balance of interest costing deposits also decreased by $9.5 million to $124.7 million for the quarter ended September 30, 2004 from $134.2 million in the prior year quarter.

Provisions for Losses on Loans

The Company maintains an allowance for loan losses based upon management’s periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company’s past loan loss experience, adverse situations that may affect borrowers’ ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The Company incurred no loan charge offs during the quarter ended September 30, 2004. After consideration of the high concentration of one-to-four family mortgage loans in the loan portfolio, current economic conditions, trends in the portfolio, the level of loan charge offs and the strong housing market, the $460,000 allowance for loan losses at September 30, 2004 was determined by the Company to be sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves. As a result, the Company made no loan loss provision during the quarter ended September 30, 2004.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Provisions for Losses on Loans (continued)

The Company’s ratio of allowance for loan losses to total loans and to non-performing loans was .48% and 344.99%, respectively, at September 30, 2004 compared to .49% and 829.00%, respectively, at June 30, 2004.

Non-Interest Income

Non-interest income decreased $568,000 to $223,000 in the quarter ended September 30, 2004 as compared to the prior year quarter. The primary factors for the decrease in non-interest income were the elimination of a $433,000 gain from the satisfaction of deficiency judgments which occurred in the prior year period, a $103,000 decrease in loan fees and service charges, a $14,000 decrease in deposit related fees and a $6,000 decrease in commission income. The decrease in loan fees and service charges in the current quarter is attributed to a decrease in loan origination activity compared to the prior year period, as loan originations decreased to $6.1 million from $18.9 million.

Non-Interest Expense

Non-interest expense decreased $128,000 to $1.1 million in the quarter ended September 30, 2004 as compared to the prior year quarter. The decrease in non-interest expense is primarily the result of an $81,000 decrease in staffing costs, a $34,000 decrease in office occupancy expense and a $16,000 decrease in professional fees. The decrease in staffing costs is primarily attributed to a $63,000 decrease in loan origination commissions, due to a decrease in lending volume offset by a $9,000 increase in the cost of employee benefits.

Income Taxes

Income taxes decreased to $123,000 in the quarter ended September 30, 2004 from $282,000 for the same period last year. The decreased income tax provision was due primarily to the decrease in operating income in the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management’s assessment of (i) the Company’s need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company’s asset/liability management program. At September 30, 2004 the Company had commitments to originate $1.5 million in single-family mortgage loans and commitments to sell $238,000 in loans.

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

At September 30, 2004, the Association had tangible and core capital of $10.5 million, or 7.04% of adjusted total assets, which was approximately $8.3 million and $6.0 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES (continued)

At September 30, 2004, the Association had total capital of $11.0 million (including $10.5 million in core capital) and risk-weighted assets of $80.6 million, or total capital of 13.60% of risk-weighted assets. This amount was $4.5 million above the 8.0% requirement in effect on that date.

Item 3. CONTROLS AND PROCEDURES

The Company has adopted disclosure controls and procedures designed to facilitate the Company’s financial reporting. The disclosure controls currently consist of communications between the Chief Executive and Financial Officer and each department head to identify any new transactions, events, trends, risks or contingencies which may be material to the Company’s operations. In addition, the Chief Executive and Financial Officer and the Company’s independent auditors also meet on a quarterly basis and discuss the Company’s material accounting policies. Finally, the Chief Executive and Financial Officer and certain of the Company’s other Officers meet on a regular basis to review the Company’s financial statements and certain documents related to material transactions. The Company’s Chief Executive and Financial Officer has evaluated the effectiveness of these disclosure controls as of the end of the period covered by this report and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MIDLAND CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index.

INDEX TO EXHIBITS

Exhibit
Number	Description

11	Computation of Per Share Earnings

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDLAND CAPITAL HOLDINGS CORPORATION Registrant

DATE: November 10, 2004	BY:	/s/ Paul Zogas

Paul Zogas
President, Chief Executive Officer
and Chief Financial Officer

DATE: November 10, 2004	BY:	/s/ Charles Zogas

Charles Zogas
Executive Vice President and
Chief Operating Officer