Form 10QSB
period 2004-12-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2005-02-14
CIK 1061234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Transitional Small Business Disclosure Format. Yes ☐ No ☑

     Indicate the number of shares of each of the Issuer’s classes of common stock as of the latest practicable date:

Common Stock, par value $.01

(Title of Class)

As of February 14, 2005, the Issuer had

372,600 shares of Common Stock issued and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition

	December 31,	June 30,
	2004	2004
	(Unaudited)
Assets

Cash and amounts due from depository institutions	$2,852,122	3,786,039
Interest-bearing deposits	37,810,953	46,710,590

Total cash and cash equivalents	40,663,075	50,496,629
Investment securities available for sale, at fair value	1,277,813	1,234,375
Mortgage-backed securities, held to maturity (fair value:
December 31, 2004 - $2,286,540; June 30, 2004 - $2,980,932)	2,258,227	2,941,517
Loans receivable (net of allowance for loan losses:
December 31, 2004 - $458,430; June 30, 2004 - $459,472)	95,794,586	93,961,360
Loans receivable held for sale	0	581,500
Stock in Federal Home Loan Bank of Chicago	1,093,600	1,061,800
Office properties and equipment, net	2,307,414	2,376,025
Accrued interest receivable	337,749	359,702
Prepaid expenses and other assets	625,274	547,453

Total assets	$144,357,738	153,560,361

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$130,806,744	140,436,704
Advance payments by borrowers for taxes and insurance	1,026,511	954,259
Other liabilities	429,575	427,084

Total liabilities	132,262,830	141,818,047

Stockholders’ equity:
Preferred stock, $.01 par value:
authorized 50,000 shares; none outstanding	—	—
Common stock, $.01 par value: authorized 600,000 shares; issued and outstanding 372,600 shares at December 31, 2004 and June 30, 2004	3,726	3,726
Additional paid-in capital	3,395,580	3,395,580
Retained earnings - substantially restricted	8,500,575	8,176,334
Accumulated other comprehensive income, net of income taxes	195,027	166,674

Total stockholders’ equity	12,094,908	11,742,314

Total liabilities and stockholders’ equity	$144,357,738	153,560,361

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Interest income:
Interest on loans	$1,382,873	1,326,592	2,757,642	2,843,324
Interest on mortgage-backed securities	22,475	49,584	48,506	120,029
Interest on investment securities	18,990	29,099	37,979	80,278
Interest on interest-bearing deposits	176,954	114,681	322,064	225,270
Dividends on FHLB stock	16,140	17,719	31,871	33,600

Total interest income	1,617,432	1,537,675	3,198,062	3,302,501

Interest expense:
Interest on deposits	335,789	457,903	682,937	948,630

Total interest expense	335,789	457,903	682,937	948,630

Net interest income	1,281,643	1,079,772	2,515,125	2,353,871
Provision for loan losses	—	15,000	—	30,000

Net interest income after provision for loan losses	1,281,643	1,064,772	2,515,125	2,323,871

Non-interest income:
Loan fees and service charges	71,609	99,610	142,624	274,102
Commission income	12,991	19,623	25,243	37,626
Profit on sale of loans	4,148	2,515	13,852	11,112
Deposit related fees	106,827	123,403	219,850	250,237
Gain on satisfaction of foreclosure judgments	—	—	—	433,285
Other income	12,203	15,180	29,593	44,877

Total non-interest income	207,778	260,331	431,162	1,051,239

Non-interest expense:
Staffing costs	667,511	653,371	1,297,294	1,364,017
Advertising	15,478	19,071	33,595	36,979
Occupancy and equipment expenses	157,233	186,668	321,561	384,773
Data processing	48,901	51,155	99,250	103,774
Federal deposit insurance premiums	5,102	5,592	10,260	11,443
Other	241,232	230,881	467,235	467,157

Total non-interest expense	1,135,457	1,146,738	2,229,195	2,368,143

Income before income taxes	353,964	178,365	717,092	1,006,967
Income tax provision	120,348	60,644	243,811	342,369

Net income	$233,616	117,721	473,281	664,598

Earnings per share (basic)	$.63	.32	1.27	1.78

Earnings per share (diluted)	$.63	.32	1.27	1.78

Dividends declared per common share	$.20	.17	.40	.34

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at June 30, 2004	$3,726	3,395,580	8,176,334	166,674	11,742,314

Comprehensive Income:

Net Income			473,281		473,281

Other comprehensive income, net of tax:

Unrealized holding gain during the period				28,353	28,353

Total comprehensive income			473,281	28,353	501,634

Dividends declared on common stock ($0.40 per share)			(149,040)		(149,040)

Balance at December 31, 2004	$3,726	3,395,580	8,500,575	195,027	12,094,908

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income	$473,281	664,598
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	108,060	148,627
Net (accretion) amortization on securities	(1,748)	(6,040)
Provision for loan losses	—	30,000
Federal Home Loan Bank stock dividend	(31,800)	(33,500)
Proceeds from sale of loans held for sale	987,050	791,450
Origination of loans held for sale	(405,550)	(687,461)
Profit on sale of loans	(2,196)	(11,112)
Decrease in accrued interest receivable	21,953	93,908
Increase (decrease) in accrued interest payable	806	(4,042)
Decrease in deferred income on loans	(17,381)	(246,000)
Increase in other assets	(90,231)	(63,454)
Increase (decrease) in other liabilities	1,685	(30,117)

Net cash provided by operating activities	1,043,929	646,857

Cash flows from investing activities:
Proceeds from repayments of mortgage backed securities, held to maturity	684,559	2,096,007
Proceeds from maturities of investment securities, available for sale	—	5,000,000
Loan disbursements	(11,817,108)	(28,310,353)
Loan repayments	10,001,263	27,588,556
Property and equipment expenditures	(39,449)	(9,243)

Net cash provided (for) by investing activities	(1,170,735)	6,364,967

Cash flows from financing activities:
Deposit account receipts	193,315,852	202,464,941
Deposit account withdrawals	(203,590,175)	(207,823,360)
Interest credited to deposit accounts	644,363	897,821
Payment of dividends	(149,040)	(126,684)
Increase (decrease) in advance payments by borrowers for taxes and insurance	72,252	(133,950)

Net cash provided for financing activities	(9,706,748)	(4,721,232)

Net change in cash and cash equivalents	(9,833,554)	2,290,592
Cash and cash equivalents at beginning of period	50,496,629	49,421,065

Cash and cash equivalents at end of period	$40,663,075	51,711,657

Cash paid during the period for:
Interest	$682,131	952,672
Income taxes	218,069	327,390

Computation of Per Share Earnings
Certification
Certification

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.

Note B — Principles of Consolidation

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

Note C — Earnings Per Share

Earnings per share for the three month and six month periods ended December 31, 2004 and 2003 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note D — Industry Segments

The Company operates principally in the thrift industry through its subsidiary savings and loan. As such, substantially all of the Company’s revenues, net income, identifiable assets and capital expenditures are related to thrift operations.

Note E — Effect of New Accounting Pronouncements

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

Note E — Effect of New Accounting Pronouncements (continued)

In March 2004, the FASB reached a consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The new disclosure requirements are effective for annual reporting periods ending after June 15, 2004 and the new impairment accounting guidance was to become effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued. Adoption of the impairment guidance contained in EITF 03-1 is not expected to have a material impact on the Company’s financial position or results of operations.

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

GENERAL

Midland Capital Holdings Corporation (the “Company”) is a Delaware corporation that was organized for the purpose of becoming the thrift holding company for Midland Federal Savings and Loan Association (the “Association” or “Midland Federal”). The Association converted from a federal mutual savings and loan association to a federal stock savings and loan association on June 30, 1993 (the “Conversion”). In the Conversion, 345,000 shares of common stock, par value of $.01 per share, of the Association were sold in an initial public offering for an aggregate consideration of $3.45 million. On July 23, 1998, as a result of a reorganization, the Association became a wholly owned subsidiary of the Company, and each outstanding share of common stock of the Association became, by operation of law, one share of common stock of the Company. At December 31, 2004, there were 372,600 shares of the Company’s common stock outstanding.

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

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

GENERAL (continued)

The Association’s primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2004, Midland Federal’s capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 7.31% and a risk-based capital ratio of 13.68%.

FINANCIAL CONDITION

At December 31, 2004, total assets of the Company decreased by $9.2 million to $144.4 million from $153.6 million at June 30, 2004. Loans receivable, including loans available for sale, increased $1.3 million to $95.8 million at December 31, 2004. The Company originated $12.2 million of primarily fixed rate loans during the six months ended December 31, 2004 compared to loan originations of $29.0 million during the prior year period. The lower loan origination volume in the current six month period was due in part to a decrease in the amount of mortgage refinancing activity. Offsetting loan originations in the current six month period were loan repayments of $10.0 million as well as loan sales of $987,000. There were no new purchases of mortgage-backed securities during the six months ended December 31, 2004 and as a result, the balance of mortgage-backed securities decreased by $683,000 to $2.3 million due to repayments and amortization.

The balance of investment securities available for sale remained stable and totaled $1.3 million at December 31, 2004 compared to $1.2 million at June 30, 2004. Gross unrealized gains in the available for sale portfolio were $295,000 at December 31, 2004 compared to gross unrealized gains of $253,000 at June 30, 2004, reflecting the positive impact of lower long term interest rates. The weighted average remaining term to maturity of the Company’s total investment securities portfolio at December 31, 2004 was 12.2 years.

The Company decreased the balance of cash and cash equivalents by $9.8 million to $40.7 million at December 31, 2004 from $50.5 million at June 30, 2004 to fund the decline in deposit liabilities discussed below.

Non-performing assets consisted of $240,000 in non-accruing loans at December 31, 2004 compared to $55,000 at June 30, 2004. Non-accruing loans at December 31, 2004 consisted of $233,000 in one-to-four family residential mortgage loans and $7,000 in non-mortgage loans. The allowance for loan losses decreased by $1,000 to $459,000 at December 31, 2004 as a result of $1,000 in net loan charge offs. The Company made no loan loss provision during the six months ended December 31, 2004. At December 31, 2004 the Company’s ratio of allowance for loan losses to non-performing loans was 190.78% compared to 829.00% at June 30, 2004. Management believes that the current allowance for loan losses is adequate to cover probable accrued losses in the portfolio.

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

	December 31,	June 30,
	2004	2004
	(Dollars in Thousands)
Non-Accruing Loans:
One-to-four family	$233	$36
Multi-family	—	—
Consumer	7	19
Commercial business	—	—

Total non-performing loans	$240	$55

Foreclosed Assets:
One-to-four family	—	—

Total foreclosed assets	—	—

Total non-performing assets	$240	$55

Total as a percentage of total assets	0.17%	0.04%

As of December 31, 2004, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

The following table sets forth an analysis of the Company’s allowance for loan losses.

	Six Months Ended
	December 31,
	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$460	$410

Charge-offs:
One-to-four family loans	—	—
Consumer loans	1	10
Commercial business loans	—	—

Total charge-offs	1	10

Recoveries:
One-to-four family loans	—	—
Multi-family loans	—	—
Consumer loans	—	—

Total recoveries	—	—

Net (charge-offs) recoveries	(1)	(10)
Additions charged to operations	—	30

Balance at end of period	$459	$430

Ratio of net charge-offs during the period to average loans outstanding during the period	.01%	.01%

Ratio of net charge-offs during the period to average non-performing assets	.56%	2.25%

Allowance for loan losses to non-performing loans	190.78%	88.48%

Allowance for loan losses to total loans	0.48%	0.45%

The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers adequate to provide for probable accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.

Deposits for the six months ended December 31, 2004 decreased $9.6 million as a result of net withdrawals in the amount of $10.3 million offset by interest credited to deposits in the amount of $644,000. The net decrease in deposits is primarily attributed to managements’ deposit pricing controls as well as increased pricing competition for interest costing deposits in the current rising interest rate environment. The decrease in deposits is the result of a $4.8 million decrease in certificate of deposit accounts, a $4.3 million decrease in passbook deposit accounts, a $598,000 decrease in money market accounts and a $93,000 decrease in NOW accounts offset by a $159,000 increase in demand deposit accounts.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

Stockholders’ equity increased $353,000, or 3.0%, to $12.1 million at December 31, 2004 from $11.7 million at June 30, 2004. The increase in stockholders’ equity was due to net income of $473,000 and an increase in accumulated other comprehensive income of $29,000 offset by the payment of cash dividends in the amount of $149,000.

RESULTS OF OPERATIONS

The Company had net income of $234,000 for the quarter ended December 31, 2004 compared to net income of $118,000 for the quarter ended December 31, 2003. The increase in net income in the current quarter is the result of a $202,000 increase in net interest income, a $15,000 decrease in provision for loan losses and an $11,000 decrease in non-interest expense offset by a $52,000 decrease in non-interest income and a $60,000 increase in income taxes.

For the six months ended December 31, 2004 the Company had net income of $473,000 compared to net income of $665,000 for the six months ended December 31, 2003. Net income in the six months ended December 31, 2003 was increased by the collection of non-accruing loan interest in the amount of $216,000 as well as a $433,000 gain from the satisfaction of deficiency judgments, both of which were the result of a loan workout agreement that was paid in full during the quarter ended September 30, 2003. The current six month period also included the collection of non-accruing loan interest from another loan workout agreement in the amount of $30,000. Exclusive of the after tax impact of these items in both periods, net income for the six months ended December 31, 2004 would have been $453,000, compared to net income of $236,000 for the six months ended December 31, 2003.

The Company’s interest rate spread increased to 3.53% for the quarter ended December 31, 2004 from 2.75% for the prior year quarter. The increase in interest rate spread was due to an increase in the average yield earned on interest earning assets to 4.65% in the quarter ended December 31, 2004 from 4.13% in the prior year quarter as well as a decrease in the Company’s average cost of interest costing deposits to 1.12% in the quarter ended December 31, 2004 from 1.38% in the prior year quarter. The average balance of net earning assets (average interest earning assets minus average interest bearing liabilities) also increased by $3.0 million to $19.4 million compared with the prior year period.

For the six months ended December 31, 2004, interest rate spread increased to 3.41% compared to 3.00% in the prior year six month period. Interest rate spread increased in the six months ended December 31, 2004 compared with the prior year period as a result of both an increase in yields on interest earning assets and a decrease in the average yield paid on interest costing deposits. The average balance of net earning assets in the six months ended December 31, 2004 increased by $2.9 million to $19.0 million compared with the prior year period.

Interest Income

Interest income increased $80,000, or 5.2%, for the quarter ended December 31, 2004 as compared to the same period last year. The increase in interest income is attributed to an increase in the average yield earned on interest earning assets which offset a decline in the average outstanding balance of interest earning assets. The average yield on interest earning assets increased to 4.65% for the quarter ended December 31, 2004 from 4.13% in the prior year quarter. The average outstanding balance of interest earning assets decreased by $9.5 million to $139.2 million for the quarter ended December 31, 2004 compared to $148.7 million for the quarter ended December 31, 2003 due primarily to a decline in cash equivalents.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Interest Income (continued)

For the six months ended December 31, 2004, interest income decreased $104,000, or 3.2%, from the 2003 period. The decrease in interest income for the current six month period was the result of a decrease in the average outstanding balance of interest earning assets which offset an increase in the average yield earned on interest earning assets. The average outstanding balance of interest earning assets decreased by $8.1 million to $141.3 million for the six months ended December 31, 2004 from $149.4 million for the prior year period. The average yield on interest earning assets increased to 4.53% compared to 4.42% for the year earlier period.

Interest on loans receivable increased $56,000, or 4.2%, in the quarter ended December 31, 2004, compared with the prior year quarter, as a result of a $2.8 million increase in the average outstanding balance of loans receivable to $96.2 million. The average yield earned on loans receivable increased slightly to 5.69% for the six months ended December 31, 2004 from 5.68% for the prior year period.

Interest on mortgage-backed securities decreased $27,000, or 54.7%, for the quarter ended December 31, 2004 from the comparable quarter in 2003. The decrease in interest income is attributed to a decrease in the average balance of mortgage-backed securities due to repayments as well as a decrease in the average yield earned on mortgage-backed securities. For the quarter ended December 31, 2004, the average balance of mortgage-backed securities decreased $1.9 million to $2.4 million from $4.3 million in the prior year quarter. The average yield earned on mortgage-backed securities also decreased to 3.80% for the quarter ended December 31, 2004 from 4.63% for the quarter ended December 31, 2003. The decrease in the average yield earned on mortgage-backed securities was primarily the result of the repayment at maturity of higher yielding balloon mortgage-backed securities in the portfolio.

Interest earned on investment securities decreased $10,000, or 34.7%, for the quarter ended December 31, 2004 from the prior year period due to a $1.2 million decrease in the average outstanding balance of investment securities to $1.3 million from $2.5 million in the 2003 quarter. The average yield earned on investment securities increased to 5.94% for the quarter ended December 31, 2004 from 4.62% in the year earlier period as lower yielding securities within the investment securities portfolio matured and were not replaced.

Interest earned on interest bearing deposits increased $62,000, or 54.3%, for the quarter ended December 31, 2004 from the same quarter in 2003. The increase in interest income is attributed to an increase in the average yield earned on interest bearing deposits. For the quarter ended December 31, 2004, the average yield earned on interest bearing deposits increased to 1.85% from 0.97% for the quarter ended December 31, 2003. The increase in the average yield earned on interest bearing deposits was offset by a $9.3 million decrease in the average balance of interest bearing deposits to $38.2 million from $47.5 million in the 2003 quarter. The Company decreased its balance of interest bearing deposits in order to fund the $9.6 million decrease in deposit liabilities, discussed above.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Interest Income (continued)

For the six months ended December 31, 2004 interest on loans receivable decreased $86,000, or 3.0%, compared with the prior year period. The decrease in interest income was primarily attributed to a decrease in the average yield earned on loans receivable to 5.75% for the six months ended December 31, 2004 as compared to 6.13% for the six months ended December 31, 2003. The primary factor for the decrease in the average yield earned on loans receivable was the collection of $30,000 of non-accruing loan interest in the current period as compared to the collection of $216,000 of non-accruing loan interest in the prior year period, as discussed above. The decrease in the average yield on loans receivable was partially offset by a $3.2 million increase in the average outstanding balance of net loans receivable to $96.0 million for the six months ended December 31, 2004 from $92.8 million for the six months ended December 31, 2003.

For the six months ended December 31, 2004 interest earned on mortgage backed securities decreased $72,000 to $49,000. The decrease in interest income is attributed to a decrease in the average outstanding balance of mortgage-backed securities as well as a decrease in the average yield earned on mortgage-backed securities. The average outstanding balance of mortgage-backed securities decreased by $2.4 million to $2.5 million for the six months ended December 31, 2004 from $4.9 million in the 2003 period. The average yield earned on mortgage-backed securities also decreased to 3.90% for the six months ended December 31, 2004 from 4.92% for the comparable prior year period.

For the six months ended December 31, 2004 interest earned on investment securities decreased $42,000 to $38,000. The decrease in interest income is attributed to a $2.5 million decrease in the average outstanding balance of investment securities to $1.3 million for the six months ended December 31, 2004 from $3.8 million in the prior year period. The decrease in the average outstanding balance of investment securities was offset by an increase in the average yield earned on investment securities to 5.96% for the six months ended December 31, 2004 from 4.26% in the comparable prior year period.

For the six months ended December 31, 2004 interest earned on interest bearing deposits increased $97,000 from the year earlier period. The increase in interest income was primarily due to an increase in the average yield earned on interest bearing deposits to 1.59% for the six months ended December 31, 2004 from 0.96% for the prior year period. The increase in the average yield earned on interest bearing deposits offset a decrease in the average outstanding balance of interest bearing deposits to $40.5 million for the six months ended December 31, 2004 from $46.9 million for the comparable prior year period.

Interest Expense

Interest expense decreased $122,000, or 26.7%, for the quarter ended December 31, 2004 compared with the prior year quarter. The decrease in interest expense is the result of a decline in the average outstanding balance of interest costing deposits as well as a decrease in the average yield paid on interest costing deposits. For the quarter ended December 31, 2004 the average outstanding balance of interest costing deposits decreased by $12.5 million to $119.8 million from $132.3 million for the prior year quarter and the average yield paid on interest costing deposits decreased to 1.12% from 1.38% for the quarter ended December 31, 2003.

For the six months ended December 31, 2004 interest expense decreased $266,000 to $683,000 from $949,000 for the prior year period. The decrease in interest expense in the six month period is also the result of declines in both the average outstanding balance of interest costing deposits and the average yield paid on interest costing deposits. For the six months ended December 31, 2004 the average outstanding balance of interest costing deposits decreased by $11.0 million to $122.3 million and the average yield paid on interest costing deposits decreased to 1.12% from 1.42% for the six months ended December 31, 2003.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Provisions for Losses on Loans

The Company maintains an allowance for loan losses based upon management’s periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company’s past loan loss experience, adverse situations that may affect borrowers’ ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $459,000, or .48% of total loans, at December 31, 2004 compared to $460,000, or .49% of total loans, at June 30, 2004. The $1,000 decrease in the Company’s allowance for loan losses during the current six month period was the result of $1,000 in loan charge offs. At December 31, 2004, after consideration of the high concentration of one-to-four family mortgage loans in the loan portfolio, peer data, current economic conditions, trends in the portfolio, the low level of loan charge offs and the strong housing market, the $459,000 allowance for loan losses was determined by the Company to be sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves. As a result, the Company made no loan loss provision during the six months ended December 31, 2004.

Non-Interest Income

Non-interest income decreased $52,000 to $208,000 in the quarter ended December 31, 2004 from $260,000 in the quarter ended December 31, 2003. The primary factors for the decrease in non-interest income in the current quarter were a $28,000 decrease in loan fees and service charges, a $16,000 decrease in deposit related fees and a $7,000 decrease in commission income. The decrease in loan fees and service charges is attributed to a decrease in loan origination activity compared to the prior year quarter.

For the six months ended December 31, 2004 non-interest income decreased $620,000 to $431,000 from $1.05 million in the prior year period. The primary factors for the decrease in non-interest income were the elimination of a $433,000 gain from the satisfaction of deficiency judgments which occurred in the prior year period, a $131,000 decrease in loan fees and service charges, a $30,000 decrease in deposit related fees and a $12,000 decrease in commission income. The decrease in loan fees and service charges in the current six month period is attributed to a decrease in loan origination activity from the prior year period due to a reduction in loan refinancing activity.

Non-Interest Expense

Non-interest expense decreased $11,000 to $1.14 million in the quarter ended December 31, 2004 compared to the prior year quarter. The decrease in non-interest expense is primarily the result of a $29,000 decrease in office occupancy expense and a $4,000 decrease in advertising expense offset by a $14,000 increase in staffing costs and a $7,000 increase in computer software and support expense. The increase in staffing costs is primarily attributed to a $38,000 increase in costs for employee medical and pension benefits offset by a $23,000 decrease in loan origination commissions, due to a decrease in lending volume. The decrease in office occupancy expense is primarily attributed to a $20,000 decrease in depreciation expense.

For the six months ended December 31, 2004 non-interest expense decreased $139,000 to $2.23 million from $2.37 million in the prior year period. The primary factors for the decrease in non-interest expense in the current six month period were a $67,000 decrease in staffing costs, a $63,000 decrease in office occupancy expense, a $13,000 decrease in professional fees and a $5,000 decrease in data processing fees offset by a $9,000 increase in computer software and support expense. The decrease in staffing costs is primarily attributed to an $86,000 decrease in loan origination commissions offset by a $47,000 increase in costs for employee medical and pension benefits. The decrease in office occupancy expense is primarily the result of a $41,000 decrease in depreciation expense.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Income Taxes

Income taxes increased $59,000 to $120,000 in the quarter ended December 31, 2004 from $61,000 for the prior year quarter as a result of the increase in operating income from the prior year quarter.

For the six months ended December 31, 2004 income taxes decreased $98,000 to $244,000 compared to $342,000 in the prior year period. The decreased income tax provision was due primarily to the decrease in operating income in the six months ended December 31, 2004 as compared to the six months ended December 31, 2003. The effective income tax rate in all periods presented was 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management’s assessment of (i) the Company’s need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company’s asset/liability management program. At December 31, 2004 the Company had commitments to originate $2.3 million in loans, all of which were one-to-four family loans.

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

At December 31, 2004, the Association had tangible and core capital of $10.6 million, or 7.31% of adjusted total assets, which was approximately $8.4 million and $6.2 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At December 31, 2004, the Association had total capital of $11.0 million (including $10.6 million in core capital) and risk-weighted assets of $80.5 million, or total capital of 13.68% of risk-weighted assets. This amount was $4.6 million above the 8.0% requirement in effect on that date.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 20, 2004 the shareholders held their annual meeting to consider and act upon the election of Mr. Jonas Vaznelis and Mr. Paul M. Zogas to serve as directors for terms of three years and the ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2005. Both of the foregoing items were approved by the shareholders at the meeting by the following vote totals based upon 372,600 shares outstanding and entitled to vote at the meeting.

I.	Election of Directors – 350,751 shares voted, as follows:

Jonas Vaznelis:350,751 votes FOR; -0- votes WITHHELD.

Paul M. Zogas:350,751 votes FOR; -0- votes WITHHELD.

II.	Ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2005 — 350,751 shares voted, as follows:

FOR:	350,551
AGAINST:	200
ABSTAIN:	-0-

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

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

MIDLAND CAPITAL HOLDINGS CORPORATION Registrant
DATE: February 14, 2005	BY:	/s/ Paul Zogas
Paul Zogas
President, Chief Executive Officer and Chief Financial Officer

DATE: February 14, 2005	BY:	/s/ Charles Zogas
Charles Zogas
Executive Vice President and Chief Operating Officer