Form 10QSB
period 2005-03-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2005-05-13
CIK 1061234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-14343

MIDLAND CAPITAL HOLDINGS CORPORATION

(Name of Small Business Issuer in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4238089 (I.R.S. Employer Identification Number)

8929 S. Harlem Avenue, Bridgeview, Illinois (Address of Principal Executive Offices)	60455 (Zip Code)

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

As of May 13, 2005, the Issuer had
372,600 shares of Common Stock issued and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Part I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition

	March 31,	June 30,
	2005	2004
	(Unaudited)
Assets

Cash and amounts due from depository institutions	$3,152,807	3,786,039
Interest-bearing deposits	33,783,638	46,710,590

Total cash and cash equivalents	36,936,445	50,496,629
Investment securities available for sale, at fair value	1,254,063	1,234,375
Mortgage-backed securities, held to maturity (fair value:
March 31, 2005 - $2,097,923;
June 30, 2004 - $2,980,932)	2,072,030	2,941,517
Loans receivable (net of allowance for loan losses:
March 31, 2005 - $458,430;
June 30, 2004 - $459,472)	96,232,622	93,961,360
Loans receivable held for sale	156,500	581,500
Stock in Federal Home Loan Bank of Chicago	1,108,600	1,061,800
Office properties and equipment, net	2,286,307	2,376,025
Accrued interest receivable	381,911	359,702
Prepaid expenses and other assets	599,373	547,453

Total assets	$141,027,851	153,560,361

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$127,466,415	140,436,704
Advance payments by borrowers for taxes and insurance	777,304	954,259
Other liabilities	529,069	427,084

Total liabilities	128,772,788	141,818,047

Stockholders’ equity:
Preferred stock, $.01 par value: authorized 50,000 shares; none outstanding	—	—
Common stock, $.01 par value: authorized 600,000 shares; issued and outstanding 372,600 shares at March 31, 2005 and June 30, 2004	3,726	3,726
Additional paid-in capital	3,395,580	3,395,580
Retained earnings — substantially restricted	8,676,564	8,176,334
Accumulated other comprehensive income, net of income taxes	179,193	166,674

Total stockholders’ equity	12,255,063	11,742,314

Total liabilities and stockholders’ equity	$141,027,851	153,560,361

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Interest income:
Interest on loans	$1,378,263	1,341,351	4,135,905	4,184,675
Interest on mortgage-backed securities	19,908	46,639	68,413	166,667
Interest on investment securities	18,990	18,990	56,969	99,267
Interest on interest-bearing deposits	202,838	110,519	524,902	335,789
Dividends on FHLB stock	15,010	16,731	46,882	50,332

Total interest income	1,635,009	1,534,230	4,833,071	4,836,730

Interest expense:
Interest on deposits	332,686	398,178	1,015,622	1,346,808

Total interest expense	332,686	398,178	1,015,622	1,346,808

Net interest income	1,302,323	1,136,052	3,817,449	3,489,922
Provision for loan losses	—	15,000	—	45,000

Net interest income after provision for loan losses	1,302,323	1,121,052	3,817,449	3,444,922

Non-interest income:
Loan fees and service charges	38,182	49,347	180,806	323,449
Commission income	16,689	15,674	41,932	53,300
Profit on sale of loans	2,150	90,657	16,002	101,769
Deposit related fees	104,226	112,372	324,076	362,610
Gain on satisfaction of foreclosure judgments	—	—	—	433,285
Other income	18,114	17,241	47,707	62,118

Total non-interest income	179,361	285,291	610,523	1,336,531

Non-interest expense:
Staffing costs	640,335	641,939	1,937,629	2,005,955
Advertising	15,171	15,749	48,766	52,728
Occupancy and equipment expenses	162,714	178,788	484,275	563,561
Data processing	57,004	55,156	156,254	158,931
Federal deposit insurance premiums	4,864	5,535	15,124	16,978
Other	221,999	216,897	689,234	684,054

Total non-interest expense	1,102,087	1,114,064	3,331,282	3,482,207

Income before income taxes	379,597	292,279	1,096,690	1,299,246
Income tax provision	129,089	99,375	372,900	441,744

Net income	$250,508	192,904	723,790	857,502

Earnings per share (basic)	$.67	.52	1.94	2.30

Earnings per share (diluted)	$.67	.52	1.94	2.30

Dividends declared per common share	$.20	.17	.60	.51

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at June 30, 2004	$3,726	3,395,580	8,176,334	166,674	11,742,314

Comprehensive Income:

Net Income			723,790		723,790

Other comprehensive income, net of tax:

Unrealized holding gain during the period				12,519	12,519

Total comprehensive income			723,790	12,519	736,309

Dividends declared on common stock ($0.60 per share)			(223,560)		(223,560)

Balance at March 31, 2005	$3,726	3,395,580	8,676,564	179,193	12,255,063

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$723,790	857,502
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	161,240	212,401
Net (accretion) amortization on securities	(1,988)	(9,902)
Provision for loan losses	—	45,000
Federal Home Loan Bank stock dividend	(46,800)	(50,200)
Proceeds from sale of loans held for sale	1,140,050	1,054,761
Origination of loans held for sale	(715,050)	(687,461)
Profit on sale of loans	(4,346)	(101,769)
(Increase) decrease in accrued interest receivable	(22,209)	66,803
Increase (decrease) in accrued interest payable	493	(6,243)
Decrease in deferred income on loans	(14,987)	(246,490)
(Increase) decrease in other assets	(54,024)	93,881
Increase (decrease) in other liabilities	101,492	88,062

Net cash provided by operating activities	1,267,661	1,316,345

Cash flows from investing activities:
Proceeds from repayments of mortgage backed securities, held to maturity	870,756	2,467,520
Proceeds from maturities of investment securities, available for sale	—	5,000,000
Loan disbursements	(16,686,784)	(33,062,983)
Loan repayments	14,430,509	33,151,847
Proceeds from sale of loans	—	316,450
Property and equipment expenditures	(71,522)	(33,947)

Net cash provided (for) by investing activities	(1,457,041)	7,838,887

Cash flows from financing activities:
Deposit account receipts	286,705,343	301,153,736
Deposit account withdrawals	(300,634,980)	(309,307,632)
Interest credited to deposit accounts	959,348	1,268,544
Payment of dividends	(223,560)	(190,026)
Decrease in advance payments by borrowers for taxes and insurance	(176,955)	(398,676)

Net cash provided for financing activities	(13,370,804)	(7,474,054)

Net change in cash and cash equivalents	(13,560,184)	1,681,178
Cash and cash equivalents at beginning of period	50,496,629	49,421,065

Cash and cash equivalents at end of period	$36,936,445	51,102,243

Cash paid during the period for:
Interest	$1,015,129	1,353,051
Income taxes	337,329	417,883

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year.

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

Note C — Earnings Per Share

Earnings per share for the three month and nine month periods ended March 31, 2005 and 2004 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Note D — Industry Segments

The Company operates principally in the thrift industry through its subsidiary savings and loan. As such, substantially all of the Company’s revenues, net income, identifiable assets and capital expenditures are related to thrift operations.

Note E — Effect of New Accounting Pronouncements

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other-than-temporary, and measuring an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability an intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period to time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

Note E — Effect of New Accounting Pronouncements (continued)

With the release of FASB Staff Position (“FSP”) EITF 03-1 on September 30, 2004, the FASB staff delayed the effective date of the other-than-temporary impairment evaluation guidance of EITF 03-1 (which was initially to be applied prospectively to all current and future investments in interim and annual reporting periods beginning after June 15, 2004). FSP EITF 03-1 delays the effective date of the measurement and recognition guidance until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, the final guidance issued by the FASB, and the Company’s intent and ability to hold the impaired investments at the time of the valuation.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Shared-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, supersedes APB 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The effective date of SFAS No. 123R is the beginning of the Company’s next fiscal year that begins after December 15, 2005. SFAS No. 123R permits companies to adopt the recognition requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all shared-based payments granted after that date, and based on the requirements of SFAS No. 123R for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

The Company currently expects to adopt SFAS No. 123R effective July 1, 2006. The Company currently uses the intrinsic value method as permitted by APB 25 to account for its shared-based payments to employees, and as such, generally recognizes no compensation expense for employee stock options. Accordingly, adopting of SFAS No. 123R will result in the Company recording compensation cost for employee stock options. Future levels of compensation cost recognized related to shared-based compensation awards may be impacted by new awards and/or modification, repurchases, and cancellations of existing awards before and after the adoption of this standard.

The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a particular interest to financial institutions.

Note F — Subsequent Event

In March 2005, the shareholders of Intrieve, Incorporated, (“Intrieve”) the Association’s data processing provider, approved the sale and merger of Intrieve into Harland Financial Solutions, Inc., a wholly owned subsidiary of John H. Harland Company. This transaction closed in April 2005. As a shareholder of Intrieve, the Association received $344,000 in cash on its $15,000 investment, resulting in a gain of $329,000, which will be recorded in the fourth quarter of the Company’s fiscal year ended June 30, 2005.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions and real estate values nationally and in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

GENERAL

Midland Capital Holdings Corporation (the “Company”) is a Delaware corporation that was organized for the purpose of becoming the thrift holding company for Midland Federal Savings and Loan Association (the “Association” or “Midland Federal”). The Association converted from a federal mutual savings and loan association to a federal stock savings and loan association on June 30, 1993 (the “Conversion”). In the Conversion, 345,000 shares of common stock, par value of $.01 per share, of the Association were sold in an initial public offering for an aggregate consideration of $3.45 million. On July 23, 1998, as a result of a re-organization, the Association became a wholly owned subsidiary of the Company, and each outstanding share of common stock of the Association became, by operation of law, one share of common stock of the Company. At March 31, 2005, there were 372,600 shares of the Company’s common stock outstanding.

The principal asset of the Company is the outstanding stock of the Association. The Company presently has no separate operations and its business consists only of the business of the Association and its subsidiaries. Midland Federal has been principally engaged in the business of attracting deposits from the general public and using such deposits to originate one to four family residential mortgage loans, and to a lesser extent, consumer, multi-family and other loans in its primary market area. The Association also has made substantial investments in mortgage-backed securities, investment securities and liquid assets. Midland Federal also operates a wholly-owned subsidiary, Midland Federal Service Corporation that owns and operates Midland Insurance Services, Inc., a full service retail insurance agency.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

GENERAL (continued)

The Association’s primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2005, Midland Federal’s capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 7.52% and a risk-based capital ratio of 13.83%.

FINANCIAL CONDITION

At March 31, 2005, total assets of the Company decreased by $12.6 million to $141.0 million from $153.6 million at June 30, 2004. Loans receivable, including loans available for sale, increased $1.8 million to $96.4 million at March 31, 2005. The Company originated $17.4 million of primarily fixed rate loans during the nine months ended March 31, 2005 compared to loan originations of $33.8 million during the prior year period. The lower loan origination volume in the current nine month period was due in part to a decrease in the amount of mortgage refinancing activity. Offsetting loan originations in the current nine month period were loan repayments of $14.4 million as well as loan sales of $1.1 million. There were no new purchases of mortgage-backed securities during the nine months ended March 31, 2005 and as a result, the balance of mortgage-backed securities decreased by $869,000 to $2.1 million due to repayments and amortization.

The balance of investment securities available for sale remained stable and totaled $1.3 million at March 31, 2005 compared to $1.2 million at June 30, 2004. Gross unrealized gains in the available for sale portfolio were $272,000 at March 31, 2005 compared to gross unrealized gains of $253,000 at June 30, 2004, reflecting the positive impact of lower long term interest rates. The weighted average remaining term to maturity of the Company’s total investment securities portfolio at March 31, 2005 was 11.9 years.

The Company decreased the balance of cash and cash equivalents by $13.6 million to $36.9 million at March 31, 2005 from $50.5 million at June 30, 2004 to fund the decline in deposit liabilities discussed below.

Non-performing assets consisted of $302,000 in non-accruing loans at March 31, 2005 compared to $55,000 at June 30, 2004. Non-accruing loans at March 31, 2005 consisted of $245,000 in one-to-four family residential mortgage loans and $57,000 in non-mortgage loans. The allowance for loan losses decreased by $1,000 to $459,000 at March 31, 2005 as a result of net loan charge offs. The Company made no loan loss provision during the nine months ended March 31, 2005. At March 31, 2005 the Company’s ratio of allowance for loan losses to non-performing loans was 151.69% compared to 829.00% at June 30, 2004. Management believes that the current allowance for loan losses is adequate to cover probable accrued losses in the portfolio.

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

	March 31,	June 30,
	2005	2004
	(Dollars in Thousands)
Non-Accruing Loans:
One-to-four family	$245	$36
Multi-family	—	—
Consumer	57	19
Commercial business	—	—

Total non-performing loans	$302	$55

Foreclosed Assets:
One-to-four family	—	—

Total foreclosed assets	—	—

Total non-performing assets	$302	$55

Total as a percentage of total assets	0.21%	0.04%

As of March 31, 2005, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

The following table sets forth an analysis of the Company’s allowance for loan losses.

	Nine Months Ended
	March 31,
	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$460	$410

Charge-offs:
One-to-four family loans	—	—
Consumer loans	1	10
Commercial business loans	—	8

Total charge-offs	1	18

Recoveries:
One-to-four family loans	—	—
Multi-family loans	—	—
Consumer loans	—	—

Total recoveries	—	—

Net (charge-offs) recoveries	(1)	(18)
Additions charged to operations	—	45

Balance at end of period	$459	$437

Ratio of net charge-offs during the period to average loans outstanding during the period	.01%	.02%

Ratio of net charge-offs during the period to average non-performing assets	.46%	5.34%

Allowance for loan losses to non-performing loans at end of period	151.69%	327.58%

Allowance for loan losses to total loans at end of period	0.47%	0.47%

The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers adequate to provide for probable accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.

Deposits for the nine months ended March 31, 2005 decreased $13.0 million as a result of net withdrawals in the amount of $13.9 million offset by interest credited to deposits in the amount of $959,000. The net decrease in deposits is primarily attributed to managements’ deposit pricing controls as well as increased pricing competition for interest costing deposits in the current rising interest rate environment. Also, management did not price deposits aggressively in light of paucity of investment opportunities and the possibility of near term rate increases. The decrease in deposits is the result of a $6.2 million decrease in certificate of deposit accounts, a $5.3 million decrease in passbook deposit accounts, a $1.3 million decrease in money market accounts and a $348,000 decrease in NOW accounts offset by a $260,000 increase in demand deposit accounts.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

FINANCIAL CONDITION (continued)

Stockholders’ equity increased $513,000, or 4.4%, to $12.3 million at March 31, 2005 from $11.7 million at June 30, 2004. The increase in stockholders’ equity was due to net income of $724,000 and an increase in accumulated other comprehensive income of $13,000 offset by the payment of cash dividends in the amount of $224,000.

RESULTS OF OPERATIONS

The Company had net income of $251,000 for the quarter ended March 31, 2005 compared to net income of $193,000 for the quarter ended March 31, 2004. The increase in net income in the current quarter is the result of a $166,000 increase in net interest income, a $15,000 decrease in provision for loan losses and a $12,000 decrease in non-interest expense offset by a $106,000 decrease in non-interest income and a $30,000 increase in income taxes.

For the nine months ended March 31, 2005 the Company had net income of $724,000 compared to net income of $858,000 for the nine months ended March 31, 2004. Net income in the nine months ended March 31, 2004 was increased by the collection of non-accruing loan interest in the amount of $218,000, a $433,000 gain from the satisfaction of deficiency judgments (both as a result of loan workout agreements) and an $87,000 gain on the sale of a non-performing loan, without recourse. The current nine month period also included the collection of non-accruing loan interest from a loan workout agreement in the amount of $45,000. Exclusive of the after tax impact of these items in both periods, net income for the nine months ended March 31, 2005 would have been $694,000, compared to net income of $370,000 for the nine months ended March 31, 2004.

The Company’s interest rate spread increased to 3.66% for the quarter ended March 31, 2005 from 2.96% for the prior year quarter. The increase in interest rate spread was due to an increase in the average yield earned on interest earning assets to 4.81% in the quarter ended March 31, 2005 from 4.18% in the prior year quarter as well as a decrease in the Company’s average cost of interest costing deposits to 1.15% in the quarter ended March 31, 2005 from 1.22% in the prior year quarter. The average balance of net earning assets (average interest earning assets minus average interest bearing liabilities) also increased by $4.0 million to $20.3 million compared with the prior year period.

For the nine months ended March 31, 2005, interest rate spread increased to 3.50% compared to 2.98% in the prior year nine month period. Interest rate spread increased in the nine months ended March 31, 2005 compared with the prior year period as a result of both an increase in yields on interest earning assets and a decrease in the average yield paid on interest costing deposits. The increase in spread was due in part to deposit pricing discipline as well as an increase in the proportion of the Company’s assets consisting of loans. The average balance of net earning assets in the nine months ended March 31, 2005 increased by $3.3 million to $19.5 million compared with the prior year period.

Interest Income

Interest income increased $101,000, or 6.2%, for the quarter ended March 31, 2005 as compared to the same period last year. The increase in interest income is attributed to an increase in the average yield earned on interest earning assets which offset a decline in the average outstanding balance of interest earning assets. The average yield on interest earning assets increased to 4.81% for the quarter ended March 31, 2005 from 4.18% in the prior year quarter. The average outstanding balance of interest earning assets decreased by $11.0 million to $135.9 million for the quarter ended March 31, 2005 compared to $146.9 million for the quarter ended March 31, 2004 due primarily to a decline in cash equivalents.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Interest Income (continued)

For the nine months ended March 31, 2005, interest income remained stable at $4.8 million compared with the prior year period as an increase in the average yield earned on interest earning assets offset a decrease in the average outstanding balance of interest earning assets. The average yield on interest earning assets increased to 4.62% for the nine months ended March 31, 2005 compared to 4.34% for the year earlier period. The average outstanding balance of interest earning assets decreased by $9.1 million to $139.5 million for the nine months ended March 31, 2005 from $148.6 million for the prior year period.

Interest on loans receivable increased $37,000, or 2.8%, in the quarter ended March 31, 2005, compared with the prior year quarter, as a result of a $2.8 million increase in the average outstanding balance of loans receivable to $96.3 million. The increase in the average outstanding balance of loans receivable offset a slight decline in the average yield earned on loans receivable to 5.72% for the quarter ended March 31, 2005 from 5.74% for the prior year period.

Interest on mortgage-backed securities decreased $27,000, or 57.3%, for the quarter ended March 31, 2005 from the comparable quarter in 2004. The decrease in interest income is attributed to a decrease in the average balance of mortgage-backed securities due to repayments as well as a decrease in the average yield earned on mortgage-backed securities. For the quarter ended March 31, 2005, the average balance of mortgage-backed securities decreased $1.9 million to $2.1 million from $4.0 million in the prior year quarter. The average yield earned on mortgage-backed securities also decreased to 3.74% for the quarter ended March 31, 2005 from 4.71% for the quarter ended March 31, 2004. The decrease in the average yield earned on mortgage-backed securities was primarily the result of the repayment at maturity of higher yielding balloon mortgage-backed securities in the portfolio.

Interest earned on investment securities remained stable at $19,000 for the quarter ended March 31, 2005 compared with the prior year period. There was no change in the composition of securities in the investment portfolio between the two periods, however, due to a decline in the fair value of the securities in the portfolio, the average yield earned on investment securities increased to 5.98% for the quarter ended March 31, 2005 compared to 5.83% for the year earlier period and the average outstanding balance of investment securities decreased by $33,000 to $1.3 million for the quarter ended March 31, 2005 from the prior year period.

Interest earned on interest bearing deposits increased $92,000, or 83.5%, for the quarter ended March 31, 2005 from the 2004 quarter. The increase in interest income is attributed to an increase in the average yield earned on interest bearing deposits. For the quarter ended March 31, 2005, the average yield earned on interest bearing deposits increased to 2.31% from 0.94% for the quarter ended March 31, 2004. The increase in the average yield earned on interest bearing deposits was offset by a $12.1 million decrease in the average balance of interest bearing deposits to $35.1 million from $47.2 million in the 2004 quarter. The Company decreased its balance of interest bearing deposits in order to fund the $13.0 million decrease in deposit liabilities, discussed above.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Interest Income (continued)

For the nine months ended March 31, 2005 interest on loans receivable decreased $49,000, or 1.2%, compared with the prior year period. The decrease in interest income was primarily attributed to a decrease in the average yield earned on loans receivable to 5.74% for the nine months ended March 31, 2005 compared to 6.00% for the nine months ended March 31, 2004. The primary factor for the decrease in the average yield earned on loans receivable was the collection of $45,000 of non-accruing loan interest in the current period as compared to the collection of $218,000 of non-accruing loan interest in the prior year period, as discussed above. The decrease in the average yield on loans receivable was partially offset by a $3.1 million increase in the average outstanding balance of net loans receivable to $96.1 million for the nine months ended March 31, 2005 from $93.0 million for the nine months ended March 31, 2004.

For the nine months ended March 31, 2005 interest earned on mortgage backed securities decreased $98,000 to $68,000. The decrease in interest income is attributed to a decrease in the average outstanding balance of mortgage-backed securities as well as a decrease in the average yield earned on mortgage-backed securities. The average outstanding balance of mortgage-backed securities decreased by $2.2 million to $2.4 million for the nine months ended March 31, 2005 from $4.6 million in the 2004 period. The average yield earned on mortgage-backed securities also decreased to 3.85% for the nine months ended March 31, 2005 from 4.86% for the comparable prior year period.

For the nine months ended March 31, 2005 interest earned on investment securities decreased $42,000 to $57,000. The decrease in interest income is attributed to a $1.7 million decrease in the average outstanding balance of investment securities to $1.3 million for the nine months ended March 31, 2005 from $3.0 million in the prior year period. The decrease in the average outstanding balance of investment securities was offset by an increase in the average yield earned on investment securities to 5.96% for the nine months ended March 31, 2005 from 4.49% in the comparable prior year period.

For the nine months ended March 31, 2005 interest earned on interest bearing deposits increased $189,000 from the year earlier period. The increase in interest income was primarily due to an increase in the average yield earned on interest bearing deposits to 1.81% for the nine months ended March 31, 2005 from 0.95% for the prior year period. The increase in the average yield earned on interest bearing deposits offset a decrease in the average outstanding balance of interest bearing deposits to $38.7 million for the nine months ended March 31, 2005 from $47.0 million for the comparable prior year period.

Interest Expense

Interest expense decreased $65,000, or 16.4%, for the quarter ended March 31, 2005 compared with the prior year quarter. The decrease in interest expense is the result of a decline in the average outstanding balance of interest costing deposits as well as a decrease in the average yield paid on interest costing deposits. For the quarter ended March 31, 2005 the average outstanding balance of interest costing deposits decreased by $15.0 million to $115.6 million from $130.6 million for the prior year quarter and the average yield paid on interest costing deposits decreased to 1.15% from 1.22% for the quarter ended March 31, 2004.

For the nine months ended March 31, 2005 interest expense decreased $331,000 to $1.0 million from $1.3 million for the prior year period. The decrease in interest expense in the nine month period is also the result of declines in both the average outstanding balance of interest costing deposits and the average yield paid on interest costing deposits. For the nine months ended March 31, 2005 the average outstanding balance of interest costing deposits decreased by $12.3 million to $120.1 million and the average yield paid on interest costing deposits decreased to 1.13% from 1.36% for the nine months ended March 31, 2004 due to a decrease in the proportion of certificate of deposit accounts.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Provisions for Losses on Loans

The Company maintains an allowance for loan losses based upon management’s periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company’s past loan loss experience, adverse situations that may affect borrowers’ ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $459,000, or .47% of total loans, at March 31, 2005 compared to $460,000, or .49% of total loans, at June 30, 2004. The $1,000 decrease in the Company’s allowance for loan losses during the current nine month period was the result of net loan charge offs. At March 31, 2005, after consideration of the high concentration of one-to-four family mortgage loans in the loan portfolio, peer data, current economic conditions, trends in the portfolio, the low level of loan charge offs and the strong housing market, the $459,000 allowance for loan losses was determined by the Company to be sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves. As a result, the Company made no loan loss provision during the nine months ended March 31, 2005.

Non-Interest Income

Non-interest income decreased $106,000 to $179,000 in the quarter ended March 31, 2005 from $285,000 in the quarter ended March 31, 2004. The decrease in non-interest income was primarily the result of an $87,000 gain on the sale of a non-performing loan, without recourse, in the prior year quarter. Non-interest income also decreased as a result of an $11,000 decrease in loan fees and service charges and an $8,000 decrease in deposit related fees.

For the nine months ended March 31, 2005 non-interest income decreased $726,000 to $611,000 from $1.3 million in the prior year period. The decrease in non-interest income was primarily the result of a $433,000 gain from the satisfaction of deficiency judgments and the $87,000 gain on the non-performing loan sale, discussed above, both of which occurred in the prior year period. Non-interest income in the current nine month period also decreased as a result of a $143,000 decrease in loan fees and service charges, a $39,000 decrease in deposit related fees and an $11,000 decrease in commission income. The decrease in loan fees and service charges in the current nine month period is attributed to a decrease in loan origination activity from the prior year period due to a reduction in loan refinancing activity.

Non-Interest Expense

Non-interest expense decreased $12,000 to $1.1 million in the quarter ended March 31, 2005 compared to the prior year quarter. The decrease in non-interest expense is primarily the result of a $16,000 decrease in office occupancy expense, a $5,000 decrease in professional fees and a $2,000 decrease in data processing fees, offset by a $15,000 increase in computer software and support expense. Staffing costs declined slightly to $640,000 from $642,000 in the prior year quarter despite a $10,000 increase in employee medical and pension benefits. The decrease in office occupancy expense is primarily attributed to an $11,000 decrease in depreciation expense.

For the nine months ended March 31, 2005 non-interest expense decreased $151,000 to $3.3 million from $3.5 million in the prior year period. The primary factors for the decrease in non-interest expense in the current nine month period were a $79,000 decrease in office occupancy expense, a $68,000 decrease in staffing costs, an $18,000 decrease in professional fees and a $3,000 decrease in data processing fees offset by a $24,000 increase in computer software and support expense. The decrease in staffing costs is primarily attributed to an $88,000 decrease in loan origination commissions offset by a $56,000 increase in costs for employee medical and pension benefits. The decrease in office occupancy expense is primarily the result of a $51,000 decrease in depreciation expense.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES

Income Taxes

Income taxes increased $30,000 to $129,000 in the quarter ended March 31, 2005 from $99,000 for the prior year quarter as a result of the increase in operating income from the prior year quarter.

For the nine months ended March 31, 2005 income taxes decreased $69,000 to $373,000 compared to $442,000 in the prior year period. The decreased income tax provision was due primarily to the decrease in operating income in the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004. The effective income tax rate in all periods presented was 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management’s assessment of (i) the Company’s need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company’s asset/liability management program. At March 31, 2005 the Company had commitments to originate $2.3 million in loans, all of which were one-to-four family loans as well as loans in process of $33,000 and unused lines of credit of $3.4 million. At March 31, 2005 the Company also had commitments to sell $157,000 of loans. Also on that date, the Company had $28.2 million of certificate of deposit accounts maturing within one year.

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

At March 31, 2005, the Association had tangible and core capital of $10.6 million, or 7.52% of adjusted total assets, which was approximately $8.5 million and $6.4 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.

At March 31, 2005, the Association had total capital of $11.1 million (including $10.6 million in core capital) and risk-weighted assets of $80.0 million, or total capital of 13.83% of risk-weighted assets. This amount was $4.7 million above the 8.0% requirement in effect on that date.

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

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MIDLAND CAPITAL HOLDINGS CORPORATION

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

MIDLAND CAPITAL HOLDINGS CORPORATION

Registrant

DATE: May 13, 2005	BY:	/s/ Paul Zogas

Paul Zogas
President, Chief Executive Officer
and Chief Financial Officer

DATE: May 13, 2005	BY:	/s/ Charles Zogas

Charles Zogas
Executive Vice President and
Chief Operating Officer