Form 10KSB
period 2005-06-30
MIDLAND CAPITAL HOLDINGS CORP
filed 2005-09-28
CIK 1061234

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___  to ___
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
Common Stock, par value $.01 per share
(Title of Class)
     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     The Issuer had $1.20 million in net income for the fiscal year ended June 30, 2005.
     As of June 30, 2005, there were issued and outstanding 372,600 shares of the Issuer’s Common Stock. The Issuer’s voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer’s voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
     PARTS II and IV of Form 10-KSB — Annual Report to Stockholders for the Fiscal Year Ended June 30, 2005 and certain parts of Proxy Statement for 2005 Annual Meeting of Stockholders.
     PART III of Form 10-KSB — Proxy Statement for the 2005 Annual Meeting of Stockholders.

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
     Midland Federal has been principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential mortgage and, to a lesser extent, consumer, multi-family, and other loans in its primary market area. Midland Federal also has substantial investments in short term U.S. governmental agency obligations and, to a lesser extent, mortgage-backed securities and investment securities.
     Midland Federal’s primary market area consists of southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont which it serves through its main office in Bridgeview and three branch offices in southwest Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. At June 30, 2005, Midland Federal had $139.0 million of assets, deposits of $124.8 million and stockholders equity of $12.7 million.
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
     At June 30, 2005, Midland Federal had four borrowers with outstanding loan balances in excess of $500,000. The borrowers’ loans totaled $2.3 million and were secured by single-family residences. The highest concentration of loans to one borrower as of June 30, 2005 was $663,000. These loans were current and performing in accordance with their terms at June 30, 2005. See “— Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults.”

     Loan and Mortgage-backed Securities Portfolio Composition. The following table sets forth information concerning the composition of Midland Federal’s loan and mortgage-backed securities portfolios in dollar amounts and in percentages as of the dates indicated.

	June 30,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans
One-to four-family:
Held for investment	$91,558	96.46%	$90,636	95.69%	$89,424	94.95%
Available for sale	250	0.26	582	0.61	367	0.39
Multi-family	1,125	1.19	1,119	1.18	1,994	2.12
Non-Residential	805	0.85	821	0.87	687	0.73
Construction	—	—	—	—	250	0.26

Total real estate loans	93,738	98.76	93,158	98.35	92,722	98.45

Other Loans
Consumer Loans:
Deposit accounts	269	0.28	311	0.33	293	0.31
Student	247	0.26	587	0.62	658	0.70
Automobile	448	0.47	465	0.49	336	0.36
Credit card	189	0.20	159	0.16	139	0.15
Other	12	0.01	17	0.02	15	0.01

Total consumer loans	1,165	1.22	1,539	1.62	1,441	1.53

Commercial business loans	17	0.02	26	0.03	19	0.02

Total loans receivable	94,920	100.00%	94,723	100.00%	94,182	100.00%

Less
Loans in process	25		109		617
Deferred yield adjustments	(405)		(398)		(407)
Allowance for uncollected interest	14		9		263
Allowance for loan losses	457		460		410

Loans receivable, net	$94,829		$94,543		$93,229

Mortgage-backed securities:
FHLMC	$1,219	63.49%	$1,887	64.12%	$4,795	76.29%
FNMA	680	35.42	1,012	34.38	1,423	22.64
GNMA	21	1.09	44	1.50	67	1.07
Total mortgage-backed securities	1,920	100.00%	2,943	100.00%	6,285	100.00%

Net discounts	—		(1)		(13)

Net mortgage-backed securities	$1,920		$2,942		$6,272

     The following table shows the composition of Midland Federal’s loan portfolio by fixed and adjustable-rate at the dates indicated.

	June 30,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans
Real Estate:
One-to four-family	$81,686	86.06%	$83,540	88.19%	$83,491	88.65%
Multi-family	415	0.44	425	0.45	370	0.39
Non-Residential	574	0.61	588	0.62	452	0.48

Total real estate loans	82,675	87.11	84,553	89.26	84,313	89.52

Consumer	906	0.95	935	0.99	776	0.82

Total fixed-rate loans	83,581	88.06	85,488	90.25	85,089	90.34

Adjustable-Rate Loans
Real estate:
One-to four-family	10,122	10.66	7,678	8.11	6,300	6.69
Multi-family	710	0.75	694	0.73	1,624	1.73
Non-Residential	231	0.24	233	0.25	235	0.25
Construction	—	—	—	—	250	0.26

Total real estate loans	11,063	11.65	8,605	9.09	8,409	8.93

Consumer	259	0.27	604	0.63	665	0.71
Commercial business	17	0.02	26	0.03	19	0.02

Total adjustable-rate loans	11,339	11.94	9,235	9.75	9,093	9.66

Total loans receivable	94,920	100.00%	94,723	100.00%	94,182	100.00%

Less
Loans in process	25		109		617
Deferred yield adjustments	(405)		(398)		(407)
Allowance for uncollected interest	14		9		263
Allowance for loan losses	457		460		410

Loans receivable, net	$94,829		$94,543		$93,229

     As of June 30, 2005, there were no concentrations of loans in any types of industry which exceeded 10% of Midland Federal’s total loans that are not included as a loan category in the preceding table.

     The following schedule illustrates the contractual maturity of Midland Federal’s loan portfolio at June 30, 2005. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcements of due-on-sale clauses or interest rate adjustments.

			Multi-Family and				Commercial
	One-to-Four Family		Commercial		Consumer		Business		Total
(Dollars in Thousands)		Weighted		Weighted		Weighted		Weighted		Weighted
Due During Years		Average		Average		Average		Average		Average
,Ending June 30,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2006(1)	$889	5.85%	$231	9.00%	$275	9.32%	$17	0.00%	1,412	6.97%

2007	607	5.96%	307	7.25%	144	5.60%	—	—%	1,058	6.29%

2008	683	5.77%	—	—%	254	5.57%	—	—%	937	5.72%

2009 to 2010	1,673	6.00%	—	—%	352	6.22%	—	—%	2,025	6.04%

2011 to 2014	3,135	5.89%	118	8.50%	68	5.77%	—	—%	3,321	5.98%

2015 to 2029	34,086	5.67%	415	6.14%	72	4.11%	—	—%	34,573	5.67%

2030 and following	$50,736	5.81%	859	6.17%	$—	—%	—	—%	51,595	5.82%

	$91,809		$1,930		$1,165		$17		$94,921	5.80%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
     The total amount of loans due after June 30, 2006 which have predetermined interest rates is approximately $82.96 million, while the total amount of loans due after such date which have floating or adjustable interest rates is approximately $10.55 million.

One- to Four-Family Residential Real Estate Lending
Midland Federal’s primary lending activity has been the origination and purchase of permanent loans secured by mortgages on owner-occupied one- to four-family residences. Midland Federal has recently increased its one to four family residential lending due to more aggressive origination efforts, a decline in market interest rates and increased demand. At June 30, 2005, $91.8 million or 96.7% of our gross loan portfolio consisted of permanent loans on one- to four-family residences. All of these loans were secured by properties located in the State of Illinois, with a substantial majority located in Midland Federal’s primary market area.
Historically, Midland Federal originated for retention in its own portfolio 30-year fixed-rate loans secured by one- to four-family residential real estate. Beginning in the early 1980s, in order to reduce its exposure to changes in interest rates, Midland Federal began to originate adjustable-rate mortgages (“ARMs”) and shorter term fixed rate loans, subject to market conditions and consumer preference. However, as a result of continued consumer demand, Midland Federal has continued to originate for retention in its portfolio primarily fixed-rate-residential loans, although in amounts and at rates which are monitored for compliance with Midland Federal’s asset/liability management policy.
Most of Midland Federal’s fixed rate residential loans have terms up to 30 years although approximately 18% of Midland Federal’s fiscal 2005 originations had terms of 15 year or less. Midland Federal establishes interest rates on its fixed rate residential loans based on published agency pricing, an analysis of its asset/liability needs and competitive factors.
Midland Federal’s current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all the ARMs originated by Midland Federal are subject to adjustment at one-year intervals. Midland Federal’s ARM products generally carry interest rates which are reset to a stated margin over the one-year U.S. Treasury Rate. Adjustments in the interest rate of Midland Federal’s ARMs are generally limited to 2% at any adjustment date and 6% over the life of the loan. At June 30, 2005, the total balance of one- to four-family ARMs was $10.1 million, or 10.7% of our gross loan portfolio.
From time to time, Midland Federal will make owner-occupied one- to four-family construction loans for a six-month interest only term, which Midland Federal will convert to a permanent mortgage for a fee generally of one point. Midland Federal requires the interest on such loans during the construction term to be paid or placed in escrow when the loan is funded.
Midland Federal’s one- to four-family residential loan portfolio includes home equity lines of credit, which were funded in the amount of $2.7 million at June 30, 2005, and home equity loans, which were $237,000 at June 30, 2005. Our unfunded commitments on home equity lines of credit totaled $3.6 million at June 30, 2005. Midland Federal’s home equity lines of credit are five year interest-only balloon loans secured by second liens on the property, and are made in amounts of up to 75% of the appraised value of the property (including first lien amounts). Midland Federal’s home equity loans are three to 15 year fixed-rate loans secured by second liens on the property, and are made in amounts up to 80% of the appraised value of the property (including first lien amounts).Midland Federal’s fixed rate residential loans are generally underwritten and documented to permit their sale in the secondary market. Midland Federal evaluates both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. Midland Federal generally originates residential mortgage loans with loan-to-value ratios of up to 80%, although the Board of Directors has authorized originations of mortgage loans with loan-to-value ratios up to 95%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, Midland Federal generally requires private mortgage insurance on the excess.
Midland Federal’s residential mortgage loans customarily include “due-on-sale” clauses, which are provisions that give Midland Federal the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.
Multi-Family Residential Lending
Midland Federal’s multi-family residential portfolio at June 30, 2005 included $1.1 million in loans secured by residential buildings with 5 or more units located in Midland Federal’s primary market area. Midland Federal originates primarily adjustable-rate, multi-family real estate loans. Rates on Midland Federal’s adjustable-rate, multi-family real estate loans generally adjust in a manner consistent with Midland Federal’s ARMs.
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
Midland Federal offers a variety of secured consumer loans, including educational loans (which are guaranteed from a State agency), automobile loans and loans secured by savings deposits. In addition, Midland Federal offers unsecured consumer loans through its Visa credit card program. Midland Federal currently originates substantially all of its consumer loans in its principal market area.
Consumer loan terms vary according to the type of collateral, term of the loan and creditworthiness of the borrower. The underwriting standards employed by Midland Federal for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the applicant’s ability to meet payments on the proposed loan along with other existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.
Student loans are originated by Midland Federal in compliance with the guidelines established by the Illinois Student Assistance Commission (“ISAC”). Under this program, ISAC is notified when a loan becomes 60 to 120 days delinquent and a default claim notice is filed with ISAC when a loan becomes 270 days delinquent. The default claim is considered for payment by ISAC when a loan is delinquent for more than 360 days. As of June 30, 2005, student loans amounted to $247,000, or 0.26%, of Midland Federal’s gross loan portfolio.
Midland Federal also originates consumer loans secured by automobiles in its primary market area. Underwriting standards employed by Midland Federal in connection with these loans include a review of the borrowers’ creditworthiness, verification of collateral value and perfection of a lien against the collateral. Midland Federal requires vehicle insurance on all loans secured by automobiles. At June 30, 2005, Midland Federal had $448,000, or 0.47%, of its gross loan portfolio in automobile loans.
Lines of credit extended through Midland Federal’s Visa credit card program are offered in amounts up to $10,000. Midland Federal requires a credit card application, verifies employment and obtains a credit report on all credit card applicants. At June 30, 2005, Midland Federal had $189,000, or 0.20%, of its gross loan portfolio in credit card loans.
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
Commercial Real Estate Lending
Midland Federal maintains a portion of its portfolio in permanent loans secured by commercial real estate. Midland Federal’s commercial real estate portfolio consists of loans on a variety of non-residential property, including an automobile repair center and office properties. The terms of the commercial real estate loans that we have recently originated have generally been similar to those of our multifamily residential loans. Commercial real estate loans generally carry risks similar to those described above with respect to multifamily residential loans. At June 30, 2005, $805,000, or 0.85%, of Midland Federal’s gross loan portfolio consisted of permanent loans secured by commercial real estate.
In the future, Midland Federal intends to continue to engage in a modest level of commercial real estate lending, subject to regulatory restrictions. In view of the risk generally associated with commercial real estate lending, there can be no assurance that Midland Federal will not experience delinquencies on its commercial real estate portfolio.
Mortgage-Backed Securities
Midland Federal has a portfolio of mortgage-backed securities totaling $1.9 million at June 30, 2005. All of Midland Federal’s mortgage-backed securities are pass-through certificates issued by federal agencies.
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
The following table sets forth the contractual maturities of Midland Federal’s mortgage-backed securities at June 30, 2005. It should be noted that, due to prepayments, the actual maturity of Midland Federal’s long-term mortgage-backed securities will likely be significantly shorter than the contractual maturities.

	Due In			Balance Outstanding
	1 to 5	6 to 20	Over 20
	Years	Years	Years	Fixed	Adjustable
	(In Thousands)
Federal Home Loan Mortgage Corporation	$—	$1,014	$205	$—	$1,219
Federal National Mortgage Association	13	646	21	13	667
Government National Mortgage Association	—	21	—	21	—

Total	$13	$1,681	$226	$34	$1,886

Loan Originations, Purchases and Sales
Real estate loans are originated by Midland Federal’s staff of salaried loan officers. In addition, Midland Federal utilizes commissioned loan originators. Loan applications are taken at each office, processed in Midland Federal’s main office and then submitted to the Chief Lending Officer, the President or the Loan Committee for approval.
Midland Federal’s ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is also affected by the interest rate environment. Loan sales consist primarily of loans sold to the Illinois Housing Development Authority and other lenders under various government programs. Midland Federal also may sell fixed rate one-to-four family mortgage loans in the secondary market in order to reduce interest rate risk.

The following tables set forth our loan and mortgage-backed securities activity for the periods indicated.

	Year Ended June 30,
	2005	2004	2003
	(Dollars in Thousands)
Originations by type:
Adjustable-Rate:
Real estate – one- to- four family	$5,905	$5,987	$3,211
Real estate – multi-family	222	—	717
Construction	—	—	400
Non-real estate – consumer	15	47	34

Total adjustable rate	6,142	6,034	4,362

Fixed-Rate:
Real estate – one- to- four family	14,943	34,810	50,857
Real estate – multi-family	—	316	117
Non-Residential	—	150	—
Non-real estate – consumer	1,196	1,227	1,086

Total fixed-rate	16,139	36,503	52,060

Total loans originated	22,281	42,537	56,422

Sales and Repayments:
Real estate loans sold	(1,823)	(1,371)	(1,903)
Principal repayments	(20,261)	(40,625)	(46,720)

Net increase	$197	541	$7,799

Mortgage-backed securities:
Purchased	—	$—	$—
Sold	—	—	—
Amortization and repayments	(1,022)	$(3,331)	$(4,087)

Net decrease	$(1,022)	$(3,331)	$(4,087)

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

The amounts presented represent the total remaining principal balances of the related loans, rather than actual payment amounts which are overdue and are reflected as a percentage of total loans. The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2005 and June 30, 2004. The balances included in the table do not reflect specific reserves.

	At June 30, 2005
	Loans Delinquent For:
	30-59 days			60-89 days			90 days and over			Total
	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent
	(Dollars in Thousands)
Real estate:
One-to four-family	11	$936	1.02%	4	$350	0.38%	7	$316	0.34%	22	$1,602	1.74%
Consumer	1	6	0.06%	3	30	0.25%	6	64	0.55%	10	100	0.86%

Total	12	$942	0.99%	7	$380	0.40%	13	$380	0.40%	32	$1,702	1.79%

	At June 30, 2004
	Loans Delinquent For:
	30-59 days			60-89 days			90 days and over			Total
	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent
	(Dollars in Thousands)
Real estate:
One-to four-family	6	$324	0.36%	3	$212	0.23%	1	$36	0.04%	10	$572	0.63%
Consumer	2	11	0.07	1	1	0.01	3	19	0.12	6	31	0.20

Total	8	$335	0.35%	4	$213	0.23%	4	$55	0.06%	16	$603	0.64%

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

	At June 30,
	2005	2004	2003
	(Dollars in Thousands)
Non-Accruing Loans:
One- to four-family	$316	$36	$472
Multi-family	—	—	—
Consumer	64	19	10
Commercial business	—	—	—

Total non-performing assets	380	55	482

Foreclosed Assets:
Total	—	—	—

Total non-performing assets	$380	$55	$482

Total as a percentage of total assets	0.27%	0.04%	0.30%

     As of June 30, 2005, non-accruing one-to-four family loans totaled $316,000 and consisted of seven loans secured by properties located in Midland Federal’s primary market area.
     For the fiscal year ended June 30, 2005, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $9,880, which interest income was not accrued into interest income for the fiscal year ended June 30, 2005.
     As of June 30, 2005, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.
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
     When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as a “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which may order the establishment of additional general or specific loss allowances.
     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, Midland Federal regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at June 30, 2005, Midland Federal had classified a total of $418,000 of its assets as substandard, none as doubtful, none as loss and $64,000 as special mention.
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
     Midland Capital’s allowance for loan losses decreased by $3,000 to $457,000 at June 30, 2005 from $460,000 at the prior fiscal year end. At fiscal year end, the $457,000 in general allowance for loan losses was determined by Midland Capital to be consistent with its policy for the establishment and maintenance of adequate levels of general loan loss allowances. The $3,000 decrease in loan loss allowances was the result of net loan charge-offs. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to Midland Federal’s allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2005 Midland Federal had a total allowance for losses on loans of $457,000 or 0.48% of total loans. See Note 4 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto.

     The following table sets forth an analysis of Midland Federal’s allowance for loan losses.

	Year Ended June 30,
	2005	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$460	$410	$350

Charge-offs:
One- to four-family	—	—	—
Consumer	3	18	—
Commercial business	—	—	—

Total charge-offs	3	18	—

Recoveries:
One- to four-family	—	—	—
Consumer	—	8	—

Total recoveries	—	8	—

Net charge-offs	(3)	(10)	—
Additions charged to operations	—	60	60

Balance at end of period	$457	$460	$410

Ratio of net charge-offs during the year to average loans outstanding during the period	—%	0.01%	—%

Ratio of net charge-offs during the year to average non-performing assets	1.35%	3.19%	—%

Allowance for loan losses to non-performing loans	120.06%	829.00%	84.80%

Allowance for loan losses to total loans	0.48%	0.49%	0.44%

     The following table presents the portions of the allowance for loan losses applicable to each loan category.

	June 30,
	2005		2004		2003
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category to		Category		Category to
		Total		to Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
One- to four-family	$154	96.72%	$110	96.30%	$177	95.34%
Multi-family	2	1.19	2	1.18	2	2.12
Non-residential	2	0.85	2	0.87	1	0.73
Construction	—	—	—	—	—	0.26
Consumer	4	1.22	4	1.62	4	1.53
Commercial business	—	0.02	—	0.03	—	0.02
Unallocated	295	—	342	—	226	—

Total	$457	100.00%	$460	100.00%	$410	100.00%

Investment Activities
     As a part of its asset/liability management strategy, its liquidity policy, and as a response to a high level of competition for loans and low level of loan demand in parts of Midland Federal’s market area, Midland Federal invests in various types of liquid assets, short and medium term government securities as well as smaller amounts of other assets.
     At June 30, 2005, Midland Federal’s interest-bearing deposits in other financial institutions totaled $34.1 million, or 24.5% of its total assets, and investment securities totaled $1.3 million, or 0.9% of its total assets. As of such date, Midland Federal also had a $1.1 million investment in the common stock of the FHLB of Chicago in order to satisfy the requirement for membership in this institution. At June 30, 2005, the average term to maturity or repricing of the investment securities portfolio was approximately 11.4 years.

     The following table sets forth the composition of Midland Federal’s investment portfolio at the dates indicated.

	At June 30,
	2005		2004		2003
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
	(In Thousands)
Investment Securities:
U.S. government securities	$983	$1,311	$982	$1,234	$981	$1,360
U.S. agency securities	—	—	—	—	4,999	5,029
FHLB – Chicago stock	1,124	1,124	1,062	1,062	996	996

Total investment securities	$2,107	$2,435	$2,044	$2,296	$6,976	$7,385

Interest-bearing deposits:

FHLB daily investment	$3,909	$3,909	$2,850	$2,850	$8,264	$8,264
Other daily investments	30,160	30,160	43,861	43,861	37,414	37,414

Total interest-bearing deposits	$34,069	$34,069	$46,711	$46,711	$45,678	$45,678

          The composition and maturities of the investment securities portfolio, excluding FHLB of Chicago stock, are indicated in the following table.

June 30, 2005
	1 Year or	1 to 5	Over 10	Total Investment
	Less	Years	Years	Securities
Weighted
	Book	Book	Book	Book	Fair	Average
	Value	Value	Value	Value	Value	Yield
(In Thousands)
U.S. government and agency securities	$—	$—	$983	$983	$	—
U.S. Agency securities	—	—	—	—	—	—

	$—	$—	$983	$983	$	7.60%

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
     Midland Federal has utilized high quality service and promotion to attract and retain passbook and transaction accounts. Midland Federal believes that some of these accounts may be somewhat less interest rate sensitive and, in certain interest rate environments, carry lower interest charges than certificate accounts. While there are costs associated with offering transaction accounts, Midland Federal believes that the fee income and enhanced spread outweigh any additional administrative expense. Midland Federal does not have any brokered deposits and has no present intention to accept or solicit such deposits.
     The following table sets forth the savings flows at Midland Federal during the periods indicated.

	Year Ended June 30,
	2005	2004	2003
	(Dollars in Thousands)
Opening balance	$140,437	$147,490	$138,444
Deposits	380,517	400,918	431,629
Withdrawals	(397,415)	(409,569)	(425,169)

Balance before interest credited	123,539	138,839	144,904
Interest credited	1,297	1,598	2,586

Ending balance	$124,836	$140,437	$147,490

Net increase (decrease)	$(15,601)	$(7,053)	$9,046

Percent increase (decrease)	(11.11)%	(4.78)%	6.53%

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Midland Federal at the dates indicated.

	June 30,
	2005		2004		2003
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in Thousands)
Passbook accounts	$52,859	42.34%	$59,698	42.51%	$56,420	38.25%
NOW accounts	12,029	9.64	12,983	9.25	13,785	9.35
Money market account	6,108	4.89	7,497	5.34	7,649	5.19
Non-interest bearing deposits	13,528	10.84	12,097	8.61	11,647	7.90

Total non-certificates	84,524	67.71	92,275	65.71	89,501	60.69

Certificates:

Interest rate range:
0.75 – 1.00%	14,589	11.68	3,210	2.29	233	0.16
1.01 – 2.00%	23,220	18.60	32,083	22.84	32,537	22.06
2.01 – 3.00%	2,503	2.01	10,075	7.17	15,204	10.31
3.01 – 4.00%	—	—	2,794	1.99	8,615	5.84
4.01 – 5.00%	—	—	—	—	1,141	0.77
5.01 – 6.00%	—	—	—	—	258	0.17
6.01 – 7.00%	—	—	—	—	—	—

Total certificates	40,312	32.29	48,162	34.29	57,988	39.31

Total deposits	$124,936	100.00%	$140,437	100.00%	$147,489	100.00%

     The following table shows rate and maturity information for Midland Federal’s time deposits as of June 30, 2005.

	1.01-		3.01-		Percent of
	2.00%	2.01-3.00%	4.00%	Total	Total
	(Dollars in Thousands)
Certificate Accounts Maturing in Quarter Ending:

September 30, 2005	$10,087	$4,420	$101	$14,608	36.24%
December 31, 2005	3,101	9,320	—	12,421	30.81
March 31, 2006	1,266	5,563	1,186	8,015	19.88
June 30, 2006	135	1,822	501	2,458	6.10
September 30, 2006	—	413	44	457	1.13
December 31, 2006	—	632	12	644	1.60
March 31, 2007	—	234	126	360	0.89
June 30, 2007	—	210	181	391	0.97
September 30, 2007	—	606	35	641	1.59
December 31, 2007	—	—	317	317	0.79

Total	$14,589	$23,220	$2,503	$40,312	100.00%

Percent of total	36.19	57.60	6.21	100.00%

     The following table indicates the amount of Midland Federal’s certificates of deposit and other deposits by time remaining until maturity as of June 30, 2004.

	Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
	or Less	Months	Months	Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$12,043	$9,533	$9,196	$2,137	$32,909

Certificate of deposit of $100,000 or more	2,565	2,888	1,277	673	7,403

Total certificates of deposit	$14,608	$12,421	$10,473	$2,810	$40,312

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
     Midland Federal has one service corporation, Midland Federal Service Corporation, located in Bridgeview, Illinois, which was organized to act as a holding company for Midland Federal’s other subsidiaries. At June 30, 2005, Midland Federal’s equity investment in Midland Federal Service Corporation was approximately $238,000. During fiscal 2005, Midland Federal Service Corporation recorded a profit of $13,000.
     Midland Service Corporation owns Midland Insurance Services, Inc., an insurance agency which provides insurance products to customers of Midland Federal and to members of the general public in Midland Federal’s market area. Insurance products offered by this agency, include credit life, health, homeowners’ and disability. Midland Insurance Services, Inc. had a profit of $12,000 for the 2005 fiscal year, all of which is included in the Midland Federal Service Corporation income amounts reported above.
REGULATION
     General. Midland Federal is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the U. S. government. Accordingly, Midland Federal is subject to broad federal regulation and oversight extending to all its operations. Midland Federal is a member of the FHLB of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Midland Federal is a member of the Savings Association Insurance Fund (“SAIF”) which together with the Bank Insurance Fund (the “BIF”) are the two deposit insurance funds administered by the FDIC, and the deposits of Midland Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Midland Federal. Midland Federal’s primary federal regulator is the OTS.
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
     All savings associations are subject to an OTS assessment, based upon the savings association’s total assets which are payable semi-annually. Midland Federal’s paid assessment during the fiscal year ended June 30, 2005 was $46,000.
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
     In addition, the investment and lending authority of Midland Federal is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance no savings association may invest in corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization. Further, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of regulatory capital, except with approval of the OTS. Midland Federal is in compliance with each of these restrictions.
     Midland Federal’s permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of capital and surplus). At June 30, 2005, Midland Federal’s lending limit under this restriction was $1.7 million. Midland Federal is in compliance with the loans-to-one-borrower limitation.
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
     At fiscal year end 2005, the premium schedule for BIF- and SAIF- insured institutions ranged from 0 to 27 basis points, and both BIF- and SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 1.54 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the years 2017 through 2019.
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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, any unrealized holding gains or losses, net of income taxes, on securities classified as available for sale in accordance with SFAS No. 115 are excluded from regulatory capital calculations. At June 30, 2005, Midland Federal had deductible retained mortgage servicing assets and an unrealized gain, net of tax, under SFAS No. 115 in the amount of $222,000.
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
     At June 30, 2005, Midland Federal had tangible capital of $10.9 million, or 7.83% of adjusted total assets, which is approximately $8.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.
     The capital standards also require core capital or Tier 1 Capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill and a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions, discussed below, a savings association must maintain a core capital ratio of at least 4% to be considered “adequately capitalized” unless its supervisory condition is such so as to allow it to maintain a 3% ratio. At June 30, 2005, Midland Federal had retained mortgage servicing assets which were subject to these tests.
     At June 30, 2005, Midland Federal had core capital equal to $10.9 million, or 7.83% of adjusted total assets, which is $6.7 million above the minimum leverage ratio requirement of 3% in effect on that date. In addition, on such date Midland Federal had Tier 1 Risked-Based Capital equal to $10.9 million or 13.69% of Risk-Weighted Assets, which is $7.7 million above the requirement of 4% on effect on that date.
     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 2005, Midland Federal had no capital instruments that qualify as supplementary capital and $457,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. There were no such exclusions in equity investments at June 30, 2005.
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
     On June 30, 2005, Midland Federal had total capital of $11.4 million (including $10.9 million in core capital and $457,000 of qualifying general loss reserves) and risk-weighted assets of $79.6 million or total capital of 14.27% of risk-weighted assets. This amount was $5.0 million above the 8% requirement in effect on that date.
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
     Qualified Thrift Lender Test. All savings associations, including Midland Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the 1986 Internal Revenue Code, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2005 Midland Federal was in compliance with the test.
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
     Due to the heightened attention being given to the CRA in the past few years, Midland Federal may be required to devote additional funds for investment and lending in its local community. Midland Federal was last examined for CRA compliance in 2002 and received a rating of “satisfactory.”
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
     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 2005 Midland Federal was in compliance with these reserve requirements.
     Savings associations are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.
     Federal Home Loan Bank System. Midland Federal is a member of the FHLB of Chicago which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. While a member of the FHLB of Chicago at June 30, 2005, Midland Federal had not entered into a credit arrangement with the FHLB of Chicago and, as such, could not obtain funds from the FHLB of Chicago.
     As a member, Midland Federal is required to purchase and maintain stock in the FHLB of Chicago. At June 30, 2005 Midland Federal had $1.1 million in FHLB stock, which was in compliance with this requirement. In past years, Midland Federal has received substantial dividends on its FHLB stock. Over the past five calendar years the dividend rate averaged 6.29% and was 6.125% for calendar year 2004.
     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Midland Federal’s FHLB stock may result in a corresponding reduction in its capital.
     For the year ended June 30, 2005, dividends paid by the FHLB of Chicago to Midland Federal totaled $62,000, which was a $4,000 decrease from the amount of dividends received in fiscal year 2004. The $15,000 dividend received in the quarter ended June 30, 2005 reflects an annualized rate of 5.50%, or 0.625% below the rate for calendar year 2004.
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
     To the extent earnings appropriated to a savings institutions bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution’s supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2005, Midland Federal’s excess for tax purposes totaled approximately $1.1 million.
     Midland Capital and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.
     Midland Capital and its consolidated subsidiaries have never been audited by the IRS with respect to federal income tax returns. The statute of limitations has passed for tax years ending on or prior to June 30, 2002, for Midland Capital and its consolidated subsidiaries.
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
Employees
     At June 30, 2005, Midland Federal had a total of 38 full-time employees and 44 part-time employees. None of Midland Federal’s employees are represented by any collective bargaining group. Management considers its employee relations to be good.
Item 2. Description of Property
Offices
     Midland Federal owns the building and land for its main office at 8929 South Harlem Avenue, Bridgeview, Illinois. This office has 18,000 square feet and a net book value of $785,000 at June 30, 2005. Midland Federal also has an easement on land adjacent to its main office which expires in the year 2078. Midland Federal also owns the building and land for its two branch offices in Chicago at 4040 South Archer Avenue in Brighton Park and 2657 West 69th Street in Marquette Park which have 2,000 and 2,500 square feet and $568,000 and $29,000 net book values at June 30, 2005, respectively.
     Midland Federal leases retail office space and land in Homer Glen, Illinois for a full service branch banking facility that it established in April 1999. The net book value of remodeling and leasehold improvements cost at this location was approximately $264,000 at June 30, 2005. Midland Federal also owns a parcel of land contiguous to this office which it uses for a drive-up banking facility and parking with a net book value of $204,000 at June 30, 2005.
     In addition, Midland Federal owns three ATMs located at its Bridgeview, Chicago/Brighton Park and Homer Glen offices.
Computer Equipment
     Midland Federal’s recordkeeping activities are maintained on an on-line basis with an independent service bureau. Midland Federal’s accounting and loan origination activities are maintained on an in-house computer network. The net book value of Midland Federal’s computer equipment at June 30, 2005 was $51,000.
Item 3. Legal Proceedings
     Midland Federal is, from time to time, a defendant to certain lawsuits arising in the ordinary course of its business. Midland Federal believes that there is no litigation pending which, if adversely determined, would have a material adverse effect on its financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 2005.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
     Page 21 of the 2005 Annual Report to Stockholders is herein incorporated by reference.
Item 6. Management’s Discussion and Analysis or Plan of Operation
     Pages 6 through 20 of the 2005 Annual Report to Stockholders is herein incorporated by reference.
Item 7. Financial Statements
     Pages 22 through 46 of the 2005 Annual Report to Stockholders are herein incorporated by reference.
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
     The following table sets forth information with respect to securities to be issued under Midland Capital’s equity compensation plans as of June 30, 2005.

(c)
Number of securities
remaining available
	(a)		for future issuance
	Number of securities	(b)	under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of outstanding	exercise price of	[excluding securities
	options, warrants and	outstanding options,	reflected in column
Plan Category	rights	warrants and rights	(a)]
Equity compensation plans approved by securities holders:

1. 1993 Stock Option and Incentive Plan.	1. None	1. N/A	1. None

2. Recognition and Retention Plan	2. N/A	2. N/A	2. N/A

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	None	N/A	None

(1)	Information regarding these plans is set forth under Item 10 to this Report.

(2)	Awards under this plan consist of restricted stock.
Item 12. Certain Relationships and Related Transactions
     Information concerning relationships and transactions is incorporated herein by reference from Midland Capital’s definitive proxy statement for the Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 13. Exhibits

Reference to Prior
Regulation		Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquid, or succession	None

3	Articles of Incorporation and Bylaws	**

4	Instruments defining the rights of security holders,
including indentures:

	Common Stock Certificate	**

9	Voting trust agreement	None

10	Material contracts:
	Employee Stock Ownership Plan	**
	1993 Stock Option and Incentive Plan	*
	Employment Agreements	**
	Recognition and Retention Plan	*
	401(k) Retirement/Savings Plan	**

11	Statement re computation of per share earnings	***

13	Annual Report to Security Holders	13

14	Code of Ethics	****

16	Letter on change in certifying accountant	None

18	Letter on change in accounting principles	None

21	Subsidiaries of Registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of Experts and Counsel	None

24	Power of Attorney	Not required

31.1	Certification of Paul M. Zogas pursuant to Rule 13a-14 under the
	Securities and Exchange Act of 1934	31.1

32.1	Certification of Paul M. Zogas pursuant to 18 U.S.C. Section 1350, as
	adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003	32.1

*	Filed on March 19, 1993 as an exhibit to Midland Federal’s Pre-Effective Amendment No. One to the Form AC.

**	Filed on June 22, 1998 as exhibits to Midland Capital’s Registration Statement No. 333-57399 on Form S-4. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

***	See Note 1 of the Notes to be Consolidated Financial Statements included in the Annual Report under Exhibit 13.

****	Filed on September 28, 2004 as Exhibit 14 to Midland Capital’s Annual Report on Form 10-QSB for the year ended June 30, 2004.

Item 14. Principal Accountant Fees and Services
     Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2005, which will be filed not later than 120 days following the close of the fiscal year end.

\

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDLAND CAPITAL HOLDINGS CORPORATION

Date: September 28, 2005	By:	/s/ Paul M. Zogas

Paul M. Zogas Chairman, President and Chief Executive Officer (Duly Authorized Representative)
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Paul M. Zogas	/s/ Charles A. Zogas

Paul M. Zogas, Chairman, President and Chief Executive and Financial Officer (Principal Executive and Financial and Accounting Officer)	Charles A. Zogas, Director, Executive Vice President and Secretary

Date: September 28, 2005	Date: September 28, 2005

/s/ Jonas Vaznelis, Director	/s/ Richard Taylor

Jonas Vaznelis, Director	Richard Taylor, Director and Vice President

Date: September 28, 2005	Date: September 28, 2005

/s/ Michael J. Kukanza	/s/ Algerd Brazis

Michael J. Kukanza, Director	Algerd Brazis, Director

Date: September 28, 2005	Date: September 28, 2005