Form 10QSB
period 2005-09-30
MIDLAND CAPITAL HOLDINGS CORP
filed 2005-11-10
CIK 1061234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the Issuer’s classes of common stock as of the latest practicable date:
Common Stock, par value $.01
(Title of Class)
As of November 10, 2005, the Issuer had
372,600 shares of Common Stock issued and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Part I — FINANCIAL INFORMATION
Consolidated Statements of Financial Condition

	September 30,	June 30,
	2005	2005
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$1,885,536	2,640,369
Interest-bearing deposits	12,410,777	34,069,224

Total cash and cash equivalents	14,296,313	36,709,593
Investment securities available for sale, at fair value	21,004,862	1,310,937
Mortgage-backed securities, held to maturity (fair value: September 30, 2005 — $1,867,934; June 30, 2005 — $1,938,460)	1,860,505	1,920,221
Loans receivable (net of allowance for loan losses: September 30, 2005 — $458,014; June 30, 2005 — $456,550)	94,360,269	94,578,810
Loans receivable held for sale	250,000	250,500
Stock in Federal Home Loan Bank of Chicago	1,137,400	1,123,500
Accrued interest receivable	371,709	367,351
Office properties and equipment, net	2,240,175	2,240,391
Prepaid expenses and other assets	702,130	477,467

Total assets	$136,223,363	138,978,770

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$121,459,297	124,836,132
Advance payments by borrowers for taxes and insurance	1,357,928	1,060,670
Other liabilities	544,946	385,286

Total liabilities	123,362,171	126,282,088

Stockholders’ equity:
Preferred stock, $.01 par value: authorized 50,000 shares; none outstanding	—	—
Common stock, $.01 par value: authorized 600,000 shares; issued and outstanding 372,600 shares at September 30, 2005 and June 30, 2005	3,726	3,726
Additional paid-in capital	3,395,580	3,395,580
Retained earnings — substantially restricted	9,272,680	9,080,803
Accumulated other comprehensive income, net of income taxes	189,206	216,573

Total stockholders’ equity	12,861,192	12,696,682

Total liabilities and stockholders’ equity	$136,223,363	138,978,770

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Interest income:
Interest on loans	$1,360,611	1,374,769
Interest on mortgage-backed securities	19,913	26,030
Interest on investment securities	121,552	18,990
Interest on interest-bearing deposits	178,128	145,111
Dividends on FHLB stock	13,920	15,731

Total interest income	1,694,124	1,580,631

Interest expense:
Interest on deposits	376,199	347,148

Total interest expense	376,199	347,148

Net interest income	1,317,925	1,233,483
Provision for loan losses	—	—

Net interest income after provision for loan losses	1,317,925	1,233,483

Non-interest income:
Loan fees and service charges	101,935	71,015
Commission income	10,638	12,252
Gain on sale of loans	9,233	9,704
Deposit related fees	113,145	113,023
Gain on sale of other assets	16,286	—
Other income	14,084	17,390

Total non-interest income	265,321	223,384

Non-interest expense:
Staffing costs	674,642	629,783
Advertising	16,905	18,117
Occupancy and equipment expenses	152,625	164,329
Data processing	54,370	50,349
Federal deposit insurance premiums	4,256	5,158
Other	265,526	226,002

Total non-interest expense	1,168,324	1,093,738

Income before income taxes	414,922	363,129
Income tax provision	141,073	123,464

Net income	$273,849	239,665

Earnings per share (basic)	$0.73	0.64

Earnings per share (diluted)	$0.73	0.64

Dividends declared per common share	$0.22	0.20

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at June 30, 2005	$3,726	3,395,580	9,080,803	216,573	12,696,682

Comprehensive Income:

Net income			273,849		273,849

Other comprehensive income, net of tax:

Unrealized holding loss during the period				(27,367)	(27,367)

Total comprehensive income			273,849	(27,367)	246,482

Dividends declared on common stock ($0.22 per share)			(81,972)		(81,972)

Balance at September 30, 2005	$3,726	3,395,580	9,272,680	189,206	12,861,192

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$273,849	239,665
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	52,041	55,348
Net accretion on securities	(102,802)	(1,508)
Federal Home Loan Bank stock dividend	(13,900)	(15,700)
Proceeds from sale of loans held for sale	581,861	693,050
Origination of loans held for sale	(578,500)	(349,550)
Gain on sale of loans	(9,233)	(9,704)
Gain on sale of other assets	(16,286)	—
Increase in accrued interest receivable	(4,358)	(43,267)
Decrease in accrued interest payable	(653)	(614)
Decrease in deferred income on loans	(697)	(10,378)
Increase in other assets	(204,193)	(147,282)
Increase in other liabilities	160,313	109,771

Net cash provided by operating activities	137,442	519,831

Cash flows from investing activities:
Proceeds from repayments of mortgage-backed securities, held to maturity	59,716	474,315
Purchase of investment securities, available for sale	(19,632,588)	—
Loan disbursements	(6,891,282)	(5,717,202)
Loan repayments	7,110,520	3,850,501
Proceeds from sale of other assets	16,286	—
Property and equipment expenditures	(51,825)	(29,035)

Net cash provided for investing activities	(19,389,173)	(1,421,421)

Cash flows from financing activities:
Deposit account receipts	93,906,798	96,179,684
Deposit account withdrawals	(97,642,934)	(101,277,121)
Interest credited to deposit accounts	359,301	328,363
Payment of dividends	(81,972)	(74,520)
Increase in advance payments by borrowers for taxes and insurance	297,258	356,816

Net cash provided for financing activities	(3,161,549)	(4,486,778)

Net change in cash and cash equivalents	(22,413,280)	(5,388,368)
Cash and cash equivalents at beginning of period	36,709,593	50,496,629

Cash and cash equivalents at end of period	$14,296,313	45,108,261

Cash paid during the period for:
Interest	$376,852	347,762
Income taxes	—	25,076

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note A — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.
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
Note C — Earnings Per Share
Earnings per share for the three month periods ended September 30, 2005 and 2004 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.
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

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
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
In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” as final. The final FSP (re-titled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”) clarifies that impairment loss should be recognized no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The statement will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not expect this implementation to have a material affect on the results of the Company.
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

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Note E — Effect of New Accounting Pronouncements (continued)
In May 2005, the FASB issued Statement No. 154 “Accounting Changes and Error Corrections,” which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the require method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective on a prospective basis, for fiscal years beginning after December 15, 2005.
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

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD—LOOKING STATEMENTS
When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions and real estate values in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates including the relationship between long and short term interest rates, demand for loans in the Company’s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.
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
GENERAL
Midland Capital Holdings Corporation (the “Company”) is a Delaware corporation that was organized for the purpose of becoming the thrift holding company for Midland Federal Savings and Loan Association (the “Association” or “Midland Federal”). The Association converted from a federal mutual savings and loan association to a federal stock savings and loan association on June 30, 1993 (the “Conversion”). In the Conversion, 345,000 shares of common stock, par value of $.01 per share, of the Association were sold in an initial public offering for an aggregate consideration of $3.45 million. On July 23, 1998, as a result of a re-organization, the Association became a wholly owned subsidiary of the Company, and each outstanding share of common stock of the Association became, by operation of law, one share of common stock of the Company. At September 30, 2005, there were 372,600 shares of the Company’s common stock outstanding.
The principal asset of the Company is the outstanding stock of the Association. The Company presently has no separate operations and its business consists only of the business of the Association and its subsidiaries. Midland Federal has been principally engaged in the business of attracting deposits from the general public and using such deposits to originate one to four family residential mortgage loans, and to a lesser extent, consumer, multi-family and other loans in its primary market area. The Association also has made substantial investments in investment securities, mortgage-backed securities and liquid assets. Midland Federal also operates a wholly-owned subsidiary, Midland Federal Service Corporation that owns and operates Midland Insurance Services, Inc., a full service retail insurance agency.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
GENERAL (continued)
The Association’s primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2005, Midland Federal’s capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 8.04% and a risk-based capital ratio of 18.04%.
FINANCIAL CONDITION
At September 30, 2005, total assets of the Company decreased by $2.8 million to $136.2 million from $139.0 million at June 30, 2005. Loans receivable, including loans available for sale remained stable at $94.6 million at September 30, 2005. The Company originated $7.5 million of primarily fixed rate loans during the quarter ended September 30, 2005 compared to loan originations of $6.1 million during the prior year quarter. Offsetting loan originations in the current quarter were loan repayments of $7.1 million as well as loan sales of $579,000. There were no new purchases of mortgage-backed securities during the quarter ended September 30, 2005 and as a result, the balance of mortgage-backed securities decreased by $60,000 to $1.9 million due to repayments.
During the quarter ended September 30, 2005 the Company changed its mix of short term investments to take advantage of higher short term interest rates and purchased $19.6 million of six month United States Treasury Bills. This purchase of United States Treasury securities resulted in a $19.7 million increase in the balance of investment securities available for sale to $21.0 million at September 30, 2005 compared to $1.3 million at June 30, 2005. Gross unrealized gains in the available for sale investment securities portfolio were $287,000 at September 30, 2005 compared to gross unrealized gains of $328,000 at June 30, 2005, primarily reflecting the negative impact of higher long term interest rates on one long term investment security in the available for sale portfolio. The weighted average remaining term to maturity of the Company’s total investment securities portfolio at September 30, 2005 was 11 months.
The Company reduced its balance of interest bearing deposits in order to fund the increase in investment securities, discussed above. The balance of interest bearing deposits decreased by $21.7 million to $12.4 million at September 30, 2005 from $34.1 million at June 30, 2005.
Non-performing assets consisted of $328,000 in non-accruing loans at September 30, 2005 compared to $380,000 at June 30, 2005. The allowance for loan losses increased $1,000, due to net recoveries, and amounted to $458,000, or 0.48% of total loans, at September 30, 2005 as compared to June 30, 2005. The Company made no additional loan loss provisions during the quarter ended September 30, 2005. Non-accruing loans at September 30, 2005 consisted of $249,000 in one-to-four family residential mortgage loans and $79,000 in non-mortgage loans. At September 30, 2005 the Company’s ratio of allowance for loan losses to non-performing loans was 139.75% compared to 120.06% at June 30, 2005. Management believes that the current allowance for loan losses at September 30, 2005 was adequate to cover probable accrued losses in the portfolio.

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

	September 30,	June 30,
	2005	2005
	(Dollars in Thousands)
Non-Accruing Loans:
One-to-four family	$249	$316
Multi-family	—	—
Consumer	76	64
Commercial business	3	—

Total non-performing loans	$328	$380

Foreclosed Assets:
One-to-four family	—	—

Total foreclosed assets	—	—

Total non-performing assets	$328	$380

Total as a percentage of total assets	0.24%	0.27%

As of September 30, 2005, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION (continued)
The following table sets forth an analysis of the Company’s allowance for loan losses.

	Three Months Ended
	September 30,
	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$457	$460

Charge-offs:
One-to-four family loans	—	—
Consumer loans	1	—
Commercial business loans	—	—

Total charge-offs	1	—

Recoveries:
One-to-four family loans	—	—
Multi-family loans	—	—
Consumer loans	2	—

Total recoveries	2	—

Net (charge-offs) recoveries	1	—
Additions charged to operations	—	—

Balance at end of period	$458	$460

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%

Ratio of net charge-offs during the period to average non-performing assets	—%	—%

Allowance for loan losses to non-performing loans	139.75%	344.99%

Allowance for loan losses to total loans	0.48%	0.48%
At September 30, 2005, the Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for possible accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.
Deposits for the quarter ended September 30, 2005 decreased $3.4 million to $121.4 million as a result of withdrawals, net of deposits, in the amount of $3.7 million, offset by interest credited to deposits in the amount of $359,000. The net decrease in deposits is primarily attributed to increased competition for certificate of deposit accounts from special rate promotions and management’s view that current asset yields did not justify aggressive pricing for these deposits. The decrease in deposits is the result of a $2.0 million decrease in certificate of deposit accounts, a $1.1 million decrease in passbook deposit accounts and a $755,000 decrease in demand deposit accounts offset by a $423,000 increase in NOW accounts and a $58,000 increase in money market accounts.
Stockholders’ equity increased $165,000, or 1.3%, to $12.9 million at September 30, 2005 from $12.7 million at June 30, 2005. The increase in stockholders’ equity was due to net income of $274,000 offset by a decrease in accumulated other comprehensive income of $27,000 and the payment of cash dividends in the amount of $82,000.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
RESULTS OF OPERATIONS
Net income for the quarter ended September 30, 2005 was $274,000 compared to net income of $240,000 for the quarter ended September 30, 2004. Net income in the current quarter was increased as the result of an $84,000 increase in net interest income and a $42,000 increase in non-interest income, offset by a $74,000 increase in non-interest expense and an $18,000 increase in income taxes.
The Company’s interest rate spread increased to 3.78% for the quarter ended September 30, 2005 from 3.30% for the prior year period. The increase in interest rate spread was primarily due to an increase in the Company’s average yield earned on interest earning assets to 5.15% in the current period from 4.41% in the prior year period. The increase in the average yield earned on interest earning assets offset an increase in the average yield paid on interest costing deposits to 1.37% in the current period from 1.11% in the prior year period. The average balance of net earning assets (average interest earning assets minus average interest bearing liabilities) also increased by $2.9 million to $21.6 million compared with the prior year period.
Interest Income
Interest income increased $113,000, or 7.2%, for the quarter ended September 30, 2005 as compared to the same period last year. The increase in interest income is attributed to an increase in the average yield earned on interest earning assets to 5.15% for the quarter ended September 30, 2005 from 4.41% in the prior year quarter. The increase in the average yield earned on interest earning assets offset an $11.9 million decline in the average balance of interest earning assets to $131.5 million for the quarter ended September 30, 2005 compared to $143.4 million for the quarter ended September 30, 2004.
Interest on loans receivable decreased $14,000, or 1.0%, for the quarter ended September 30, 2005 from the comparable quarter in 2004. The decrease in interest income was primarily attributed to a $626,000 decrease in the average outstanding balance of net loans receivable to $95.1 million for the quarter ended September 30, 2005 from $95.7 million for the quarter ended September 30, 2004. The average yield earned on loans receivable also decreased slightly to 5.72% for the quarter ended September 30, 2005 as compared to 5.74% for the quarter ended September 30, 2004.
Interest on mortgage-backed securities decreased $6,000, or 23.5%, for the quarter ended September 30, 2005 from the comparable quarter in 2004. The decrease in interest income is attributed to a $726,000 decrease in the average balance of mortgage-backed securities to $1.9 million from $2.6 million in the prior year quarter. The decrease in the average balance of mortgage-backed securities was offset by an increase in the average yield earned on mortgage-backed securities to 4.24% for the quarter ended September 30, 2005 from 4.0% in the year earlier period. The increase in the average yield earned on mortgage-backed securities was the result of the Company’s balance of adjustable rate mortgage-backed securities re-pricing at higher yields as market interest rates increased between the two quarterly periods.
Interest on investment securities increased $103,000 to $122,000 for the quarter ended September 30, 2005 from $19,000 for the prior year period due to an $11.0 million increase in the average outstanding balance of investment securities to $12.3 million from $1.3 million in the 2004 quarter. The increase in the average balance of investment securities was offset by a decrease in the average yield earned on investment securities to 3.95% for the quarter ended September 30, 2005 from 5.97% in the year earlier period, as the Company purchased $19.6 million of United States Treasury Bills for the portfolio during the current period.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Interest Income (continued)
Interest earned on interest bearing deposits increased $33,000, or 22.8%, for the quarter ended September 30, 2005 from the same quarter in 2004. The increase in interest income is attributed to an increase in the average yield earned on interest bearing deposits. For the quarter ended September 30, 2005, the average yield earned on interest bearing deposits increased to 3.38% from 1.36% for the quarter ended September 30, 2004. The increase in the average yield on interest bearing deposits offset a $21.6 million decrease in the average balance of interest bearing deposits to $21.1 million from $42.7 million in the 2004 quarter.
Interest Expense
Interest expense increased $29,000, or 8.4%, for the quarter ended September 30, 2005 compared with the prior year quarter. The increase in interest expense is attributable to an increase in the average yield paid on interest costing deposits to 1.37% from 1.11% for the quarter ended September 30, 2004. The increase in the average yield paid on interest costing deposits was offset by a decrease in the average balance of interest costing deposits. The average balance of interest costing deposits decreased by $14.8 million to $109.9 million for the quarter ended September 30, 2005 from $124.7 million in the prior year quarter.
Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management’s periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company’s past loan loss experience, adverse situations that may affect borrowers’ ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $458,000, or .48% of total loans, at September 30, 2005 compared to $457,000, or .48% of total loans, at June 30, 2005. The $1,000 increase in the Company’s allowance for loan losses during the current quarter was the result of net recoveries. At September 30, 2005, after consideration of the high concentration of one-to-four family mortgage loans in the loan portfolio, peer data, current economic conditions, trends in the portfolio, the low level of loan charge offs and the strong housing market, the $458,000 allowance for loan losses was determined by the Company to be sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves. As a result, the Company made no loan loss provision during the quarter ended September 30, 2005.
Non-Interest Income
Non-interest income increased $42,000 to $265,000 in the quarter ended September 30, 2005 as compared to the prior year quarter. The primary factors for the increase in non-interest income were a $31,000 increase in loan fees and service charges and a $16,000 gain from additional proceeds received on the sale of Midland Federal’s investment in Intrieve, Incorporated, Midland Federal’s data processing provider, offset by a $2,000 decrease in commission income. The increase in loan fees and service charges in the current quarter is attributed to an increase in brokered loan activity compared to the prior year period.
Non-Interest Expense
Non-interest expense increased $74,000 to $1.2 million in the quarter ended September 30, 2005 as compared to the prior year quarter. The increase in non-interest expense is primarily the result of a $45,000 increase in staffing costs, a $29,000 increase in computer software and support expense and a $17,000 increase in professional fees, offset by a $12,000 decrease in office occupancy expense. The increase in staffing costs is primarily attributed to a $23,000 increase in the cost of employee benefits and a $10,000 increase in loan origination commissions, due to an increase in brokered loan activity.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Income Taxes
Income taxes increased by $18,000 to $141,000 in the quarter ended September 30, 2005 from $123,000 for the same period last year. The increased income tax provision was due primarily to the increase in operating income in the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management’s assessment of (i) the Company’s need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company’s asset/liability management program. At September 30, 2005 the Company had commitments to originate $2.2 million in loans, all of which were one-to-four family loans as well as unused lines of credit of $4.8 million. At September 30, 2005 the Company had commitments to sell $250,000 in loans. Also on that date, the Company had $26.5 million of certificate of deposit accounts maturing within one year.
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
At September 30, 2005, the Association had tangible and core capital of $11.0 million, or 8.04% of adjusted total assets, which was approximately $8.9 million and $6.9 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.
At September 30, 2005, the Association had total capital of $11.5 million (including $11.0 million in core capital) and risk-weighted assets of $63.5 million, or total capital of 18.04% of risk-weighted assets. This amount was $6.4 million above the 8.0% requirement in effect on that date.
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

MIDLAND CAPITAL HOLDINGS CORPORATION
Registrant

DATE: November 10, 2005	BY:	/s/ Paul Zogas

Paul Zogas
President, Chief Executive Officer
and Chief Financial Officer

DATE: November 10, 2005	BY:	/s/ Charles Zogas

Charles Zogas
Executive Vice President and
Chief Operating Officer