Form 10QSB
period 2005-12-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2006-02-14
CIK 1061234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-14343
MIDLAND CAPITAL HOLDINGS CORPORATION
(Name of Small Business Issuer in its Charter)

Delaware	36-4238089
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
8929 S. Harlem Avenue, Bridgeview, Illinois 60455
(Address of Principal Executive Offices) (Zip Code)
Issuer’s telephone number, including area code: (708) 598-9400
     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐
     Transitional Small Business Disclosure Format. Yes No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the Issuer’s classes of common stock as of the latest practicable date:
Common Stock, par value $.01
(Title of Class)
As of February 14, 2006, the Issuer had
372,600 shares of Common Stock issued and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Statements of Financial Condition

	December 31,	June 30,
	2005	2005
	(Unaudited)
Assets

Cash and amounts due from depository institutions	$3,934,388	2,640,369
Interest-bearing deposits	8,910,247	34,069,224

Total cash and cash equivalents	12,844,635	36,709,593
Investment securities available for sale, at fair value	21,177,712	1,310,937
Mortgage-backed securities, held to maturity (fair value:
December 31, 2005 - $1,810,113;
June 30, 2005 - $1,938,460)	1,799,857	1,920,221
Loans receivable (net of allowance for loan losses:
December 31, 2005 - $449,787;
June 30, 2005 -$456,550)	94,094,233	94,578,810
Loans receivable held for sale	145,000	250,500
Stock in Federal Home Loan Bank of Chicago	1,148,087	1,123,500
Accrued interest receivable	344,569	367,351
Office properties and equipment, net	2,216,166	2,240,391
Prepaid expenses and other assets	687,687	477,467

Total assets	$134,457,946	138,978,770

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$119,915,333	124,836,132
Advance payments by borrowers for taxes and insurance	1,033,184	1,060,670
Other liabilities	485,473	385,286

Total liabilities	121,433,990	126,282,088

Stockholders’ equity:
Preferred stock, $.01 par value:
authorized 50,000 shares; none outstanding	—	—
Common stock, $.01 par value: authorized 600,000 shares; issued and outstanding 372,600 shares at December 31, 2005 and June 30, 2005	3,726	3,726
Additional paid-in capital	3,395,580	3,395,580
Retained earnings — substantially restricted	9,444,100	9,080,803
Accumulated other comprehensive income, net of income taxes	180,550	216,573

Total stockholders’ equity	13,023,956	12,696,682

Total liabilities and stockholders’ equity	$134,457,946	138,978,770

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Interest income:
Interest on loans	$1,348,897	1,382,873	2,709,508	2,757,642
Interest on mortgage-backed securities	20,497	22,475	40,410	48,506
Interest on investment securities	204,715	18,990	326,267	37,979
Interest on interest-bearing deposits	89,250	176,954	267,379	322,064
Dividends on FHLB stock	10,686	16,140	24,606	31,871

Total interest income	1,674,045	1,617,432	3,368,170	3,198,062

Interest expense:
Interest on deposits	390,907	335,789	767,106	682,937

Total interest expense	390,907	335,789	767,106	682,937

Net interest income	1,283,138	1,281,643	2,601,064	2,515,125
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,283,138	1,281,643	2,601,064	2,515,125

Non-interest income:
Loan fees and service charges	53,966	71,609	155,900	142,624
Commission income	10,832	12,991	21,470	25,243
Profit on sale of loans	9,811	4,148	19,044	13,852
Profit on sale of other assets	—	—	16,286	—
Deposit related fees	115,892	106,827	229,038	219,850
Other income	11,518	12,203	25,602	29,593

Total non-interest income	202,019	207,778	467,340	431,162

Non-interest expense:
Staffing costs	630,568	667,511	1,305,209	1,297,294
Advertising	16,099	15,478	33,005	33,595
Occupancy and equipment expenses	162,884	157,233	315,510	321,561
Data processing	43,763	48,901	98,133	99,250
Federal deposit insurance premiums	4,176	5,102	8,431	10,260
Other	243,740	241,232	509,266	467,235

Total non-interest expense	1,101,230	1,135,457	2,269,554	2,229,195

Income before income taxes	383,927	353,964	798,850	717,092
Income tax provision	130,535	120,348	271,609	243,811

Net income	$253,392	233,616	527,241	473,281

Earnings per share (basic)	$.68	.63	1.42	1.27

Earnings per share (diluted)	$.68	.63	1.42	1.27

Dividends declared per common share	$.22	.20	.44	.40

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at June 30, 2005	$3,726	3,395,580	9,080,803	216,573	12,696,682

Comprehensive Income:

Net income			527,241		527,241

Other comprehensive income, net of tax:

Unrealized holding loss during the period				(36,023)	(36,023)

Total comprehensive income			527,241	(36,023)	491,218

Dividends declared on common stock ($0.44 per share)			(163,944)		(163,944)

Balance at December 31, 2005	$3,726	3,395,580	9,444,100	180,550	13,023,956

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$527,241	473,281
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	105,009	108,060
Net accretion on securities	(288,766)	(1,748)
Federal Home Loan Bank stock dividend	(24,587)	(31,800)
Proceeds from sale of loans held for sale	1,318,782	987,050
Origination of loans held for sale	(1,204,400)	(405,550)
Gain on sale of loans	(19,044)	(2,196)
Gain on sale of other assets	(16,286)	—
Decrease in accrued interest receivable	22,782	21,953
Increase in accrued interest payable	1,276	806
Decrease in deferred income on loans	(1)	(17,381)
Increase in other assets	(181,502)	(90,231)
Increase in other liabilities	98,911	1,685

Net cash provided by operating activities	339,415	1,043,929

Cash flows from investing activities:
Proceeds from repayments of mortgage backed securities, held to maturity	120,364	684,559
Purchase of investment securities, available for sale	(19,632,588)	—
Loan disbursements	(11,892,152)	(11,817,108)
Loan repayments	12,376,730	10,001,263
Proceeds from sale of other assets	16,286	—
Property and equipment expenditures	(80,784)	(39,449)

Net cash provided for investing activities	(19,092,144)	(1,170,735)

Cash flows from financing activities:
Deposit account receipts	183,923,004	193,315,852
Deposit account withdrawals	(189,571,970)	(203,590,175)
Interest credited to deposit accounts	728,167	644,363
Payment of dividends	(163,944)	(149,040)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(27,486)	72,252

Net cash provided for financing activities	(5,112,229)	(9,706,748)

Net change in cash and cash equivalents	(23,864,958)	(9,833,554)
Cash and cash equivalents at beginning of period	36,709,593	50,496,629

Cash and cash equivalents at end of period	$12,844,635	40,663,075

Cash paid during the period for:
Interest	$765,830	682,131
Income taxes	214,361	218,069

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note A — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the entire year.
Note B — Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of Midland Capital Holdings Corporation (the “Company”) and its wholly-owned subsidiary, Midland Federal Savings and Loan Association (the “Association”) and the Association’s wholly-owned subsidiaries, Midland Federal Service Corporation, Midland Insurance Services, Inc. and Bridgeview Development Company, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.
Note C — Earnings Per Share
Earnings per share for the three month and six month periods ended December 31, 2005 and 2004 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.
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
In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” as final. The final FSP (re-titled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”) clarifies that impairment loss should be recognized no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The statement will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of this Statement did not have a material affect on the Company’s consolidated financial statements.
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
GENERAL
Midland Capital Holdings Corporation (the “Company”) is a Delaware corporation that was organized for the purpose of becoming the thrift holding company for Midland Federal Savings and Loan Association (the “Association” or “Midland Federal”). The Association converted from a federal mutual savings and loan association to a federal stock savings and loan association on June 30, 1993 (the “Conversion”). In the Conversion, 345,000 shares of common stock, par value of $.01 per share, of the Association were sold in an initial public offering for an aggregate consideration of $3.45 million. On July 23, 1998, as a result of a re-organization, the Association became a wholly owned subsidiary of the Company, and each outstanding share of common stock of the Association became, by operation of law, one share of common stock of the Company. At December 31, 2005, there were 372,600 shares of the Company’s common stock outstanding.
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

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
GENERAL (continued)
The Association’s primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2005, Midland Federal’s capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 8.21% and a risk-based capital ratio of 19.25%.
FINANCIAL CONDITION
At December 31, 2005, total assets of the Company decreased by $4.5 million to $134.5 million from $139.0 million at June 30, 2005. Loans receivable, including loans available for sale, declined by $590,000 to $94.2 million at December 31, 2005 from $94.8 million at June 30, 2005. The Company originated $13.1 million of primarily fixed rate loans during the six months ended December 31, 2005 compared to loan originations of $12.2 million during the prior year period. Offsetting loan originations in the current six month period were loan repayments of $12.4 million as well as loan sales of $1.3 million. There were no new purchases of mortgage-backed securities during the six months ended December 31, 2005 and as a result, the balance of mortgage-backed securities decreased by $120,000 to $1.8 million due to repayments.
During the six months ended December 31, 2005 the Company changed its mix of short term investments to take advantage of higher short term interest rates and purchased $19.6 million of six month United States Treasury Bills. This purchase of United States Treasury securities primarily resulted in a $19.9 million increase in the balance of investment securities available for sale to $21.2 million at December 31, 2005 compared to $1.3 million at June 30, 2005. Gross unrealized gains in the available for sale investment securities portfolio were $274,000 at December 31, 2005 compared to gross unrealized gains of $328,000 at June 30, 2005, primarily reflecting the negative impact of higher long term interest rates on a $1.0 million long term investment security in the available for sale portfolio. The weighted average remaining term to maturity of the Company’s total investment securities portfolio at December 31, 2005 was 8 months.
The Company reduced its balance of interest bearing deposits in order to fund the increase in investment securities, discussed above. The balance of interest bearing deposits decreased by $25.2 million to $8.9 million at December 31, 2005 from $34.1 million at June 30, 2005.
Non-performing assets consisted of $262,000 in non-accruing loans at December 31, 2005 compared to $380,000 at June 30, 2005. The allowance for loan losses decreased $7,000, due to net charge-offs, and amounted to $450,000, or 0.48% of total loans, at December 31, 2005 as compared to June 30, 2005. The Company made no additional loan loss provisions during the six months ended December 31, 2005. Non-accruing loans at December 31, 2005 consisted of $197,000 in one-to-four family residential mortgage loans and $65,000 in non-mortgage loans. At December 31, 2005 the Company’s ratio of allowance for loan losses to non-performing loans was 171.95% compared to 120.06% at June 30, 2005. Management believes that the allowance for loan losses at December 31, 2005 was adequate to cover probable accrued losses in the portfolio.

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

	December 31,	June 30,
	2005	2005
	(Dollars in Thousands)
Non-Accruing Loans:
One-to-four family	$197	$316
Multi-family	—	—
Consumer	65	64
Commercial business	—	—

Total non-performing loans	$262	$380

Foreclosed Assets:
One-to-four family	—	—

Total foreclosed assets	—	—

Total non-performing assets	$262	$380

Total as a percentage of total assets	0.19%	0.27%

As of December 31, 2005, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION (continued)
The following table sets forth an analysis of the Company’s allowance for loan losses.

	Six Months Ended
	December 31,
	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$457	$460

Charge-offs:
One-to-four family loans	—	—
Consumer loans	9	1
Commercial business loans	—	—

Total charge-offs	9	1

Recoveries:
One-to-four family loans	—	—
Multi-family loans	—	—
Consumer loans	2	—

Total recoveries	2	—

Net (charge-offs) recoveries	(7)	(1)
Additions charged to operations	—	—

Balance at end of period	$450	$459

Ratio of net charge-offs during the period to average loans outstanding during the period	.01%	.01%

Ratio of net charge-offs during the period to average non-performing assets	2.29%	.56%

Allowance for loan losses to non-performing loans	171.95%	190.78%

Allowance for loan losses to total loans	0.48%	0.48%
The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers adequate to provide for probable accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.
Deposits for the six months ended December 31, 2005 decreased $4.9 million to $119.9 million as a result of withdrawals, net of deposits, in the amount of $5.6 million, offset by interest credited to deposits in the amount of $728,000. The net decrease in deposits is primarily attributed to increased competition for certificate of deposit accounts from special rate promotions and management’s view that current asset yields did not justify aggressive pricing for these deposits. The decrease in deposits is the result of a $2.3 million decrease in certificate of deposit accounts, a $2.2 million decrease in passbook deposit accounts, a $1.3 million decrease in demand deposit accounts and a $361,000 decrease in NOW accounts offset by a $1.2 million increase in money market accounts.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION (continued)
Stockholders’ equity increased $327,000, or 2.6%, to $13.0 million at December 31, 2005 from $12.7 million at June 30, 2005. The increase in stockholders’ equity was due to net income of $527,000 offset by a decrease in accumulated other comprehensive income of $36,000 and the payment of cash dividends in the amount of $164,000.
RESULTS OF OPERATIONS
The Company had net income of $253,000 for the quarter ended December 31, 2005 compared to net income of $234,000 for the quarter ended December 31, 2004. The increase in net income in the current quarter is primarily the result of a $34,000 decrease in non-interest expense offset by a $6,000 decrease in non-interest income and an $11,000 increase in income taxes. Net interest income increased by $2,000 and totaled $1.3 million for the quarter ended December 31, 2005 compared to the prior year quarter.
For the six months ended December 31, 2005 the Company had net income of $527,000 compared to net income of $473,000 for the six months ended December 31, 2004. Net income in the six months ended December 31, 2005 was increased by an $86,000 increase in net interest income and a $36,000 increase in non-interest income, offset by a $40,000 increase in non-interest expense and a $28,000 increase in income taxes.
The Company’s interest rate spread increased to 3.82% for the quarter ended December 31, 2005 from 3.53% for the prior year quarter. The increase in interest rate spread was due to an increase in the average yield earned on interest earning assets to 5.29% in the quarter ended December 31, 2005 from 4.65% in the prior year quarter which offset an increase in the Company’s average cost of interest costing deposits to 1.47% in the quarter ended December 31, 2005 from 1.12% in the prior year quarter. The increase in interest rate spread was offset by a decrease in the average outstanding balance of interest earning assets to $126.5 million for the quarter ended December 31, 2005 compared to $139.2 million for the prior year quarter. The average balance of net earning assets (average interest earning assets minus average interest bearing liabilities) increased by $1.0 million to $20.4 million compared with the prior year period.
For the six months ended December 31, 2005, interest rate spread increased to 3.80% compared to 3.41% in the prior year six month period. Interest rate spread increased in the six months ended December 31, 2005 compared with the prior year period as a result of an increase in yields on interest earning assets which offset an increase in the average yield paid on interest costing deposits. For the six months ended December 31, 2005, the average outstanding balance of interest earning assets decreased to $129.0 million from $141.3 million for the prior year period. The average balance of net earning assets in the six months ended December 31, 2005 increased by $2.0 million to $21.0 million compared with the prior year period.
Interest Income
Interest income increased $57,000, or 3.5%, for the quarter ended December 31, 2005 as compared to the same period last year. The increase in interest income is attributed to an increase in the average yield earned on interest earning assets which offset a decline in the average outstanding balance of interest earning assets. The average yield on interest earning assets increased to 5.29% for the quarter ended December 31, 2005 from 4.65% in the prior year quarter. The average outstanding balance of interest earning assets decreased by $12.7 million to $126.5 million for the quarter ended December 31, 2005 compared to $139.2 million for the quarter ended December 31, 2004. The decline in the average outstanding balance of interest earning assets funded a decline in deposit liabilities that occurred between the two periods.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Interest Income (continued)
For the six months ended December 31, 2005, interest income increased $170,000, or 5.3%, from the 2004 period. The increase in interest income for the current six month period was the result of an increase in the average yield earned on interest earning assets which offset a decrease in the average outstanding balance of interest earning assets. The average yield on interest earning assets increased to 5.22% compared to 4.53% for the year earlier period. The average outstanding balance of interest earning assets decreased by $12.3 million to $129.0 million for the six months ended December 31, 2005 from $141.3 million for the prior year period.
Interest on loans receivable decreased $34,000, or 2.5%, in the quarter ended December 31, 2005, compared with the prior year quarter, primarily as a result of a $2.1 million decrease in the average outstanding balance of loans receivable to $94.1 million. The average yield earned on loans receivable also decreased slightly to 5.67% for the quarter ended December 31, 2005 from 5.69% for the prior year period.
Interest on mortgage-backed securities decreased $2,000 for the quarter ended December 31, 2005 from the comparable quarter in 2004. The decrease in interest income is attributed to a decrease in the average balance of mortgage-backed securities due to repayments which offset an increase in the average yield earned on mortgage-backed securities. For the quarter ended December 31, 2005, the average balance of mortgage-backed securities decreased $541,000 to $1.8 million from $2.4 million in the prior year quarter. The average yield earned on mortgage-backed securities increased to 4.49% for the quarter ended December 31, 2005 from 3.80% for the quarter ended December 31, 2004. The increase in the average yield earned on mortgage-backed securities was primarily the result of upward re-pricing of adjustable rate mortgage-backed securities in the portfolio as market interest rates moved higher.
Interest on investment securities increased $186,000 to $205,000 for the quarter ended December 31, 2005 from $19,000 for the prior year period due to a $19.8 million increase in the average outstanding balance of investment securities to $21.1 million from $1.3 million in the 2004 quarter resulting from the purchase of $19.6 million of United States Treasury Bills for the portfolio between the two periods. The increase in the average balance of investment securities was offset by a decrease in the average yield earned on investment securities to 3.88% for the quarter ended December 31, 2005 from 5.98% in the year earlier period as a result of the purchase of lower yielding short term investment securities for the portfolio between the two periods, discussed above.
Interest earned on interest bearing deposits decreased $88,000, or 49.6%, for the quarter ended December 31, 2005 from the same quarter in 2004. The decrease in interest income is attributed to a decrease in the average balance of interest bearing deposits to $8.4 million from $38.2 million in the 2004 quarter. The decrease in average outstanding balance of interest bearing deposits was offset by an increase in the average yield earned on interest bearing deposits. For the quarter ended December 31, 2005, the average yield earned on interest bearing deposits increased to 4.28% from 1.85% for the quarter ended December 31, 2004, resulting from the increase in short term interest rates that occurred between the two periods. The Company decreased its balance of interest bearing deposits in order to fund the $19.6 million purchase of United States Treasury Bills, discussed above, as well as to fund the decrease in deposit liabilities, discussed below.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Interest Income (continued)
For the six months ended December 31, 2005, interest on loans receivable decreased $48,000, or 1.7%, compared with the prior year period. The decrease in interest income was primarily attributed to a $1.4 million decrease in the average outstanding balance of net loans receivable to $94.6 million for the six months ended December 31, 2005 from $96.0 million for the six months ended December 31, 2004. The average yield earned on loans receivable decreased slightly to 5.73% for the six months ended December 31, 2005 as compared to 5.75% for the prior year period.
For the six months ended December 31, 2005 interest earned on mortgage backed securities decreased $8,100 to $40,000. The decrease in interest income is attributed to a $634,000 decrease in the average outstanding balance of mortgage-backed to $1.9 million for the six months ended December 31, 2005 from $2.5 million for the six months ended December 31, 2004. The decline in the average outstanding balance of mortgage-backed securities was offset by an increase in the average yield earned on mortgage-backed securities to 4.37% for the six months ended December 31, 2005 from 3.90% for the comparable prior year period.
For the six months ended December 31, 2005 interest earned on investment securities increased $288,000 to $326,000. The increase in interest income is attributed to a $15.4 million increase in the average outstanding balance of investment securities to $16.7 million for the six months ended December 31, 2005 from $1.3 million in the prior year period resulting from the purchase of $19.6 million of United States Treasury Bills in the current six month period. The increase in the average outstanding balance of investment securities was offset by a decrease in the average yield earned on investment securities to 3.91% for the six months ended December 31, 2005 from 5.96% in the comparable prior year period.
For the six months ended December 31, 2005 interest earned on interest bearing deposits decreased $55,000 from the year earlier period. The decrease in interest income was primarily due to a $25.8 million decrease in the average outstanding balance of interest bearing deposits to $14.7 million for the six months ended December 31, 2005 from $40.5 million for the comparable prior year period. The decrease in the average outstanding balance of interest bearing deposits was offset by an increase in the average yield earned on interest bearing deposits to 3.63% for the six months ended December 31, 2005 from 1.59% for the prior year period.
Interest Expense
Interest expense increased $55,000, or 16.4%, for the quarter ended December 31, 2005 compared with the prior year quarter. The increase in interest expense is the result of an increase in the average yield paid on interest costing deposits offset by a decline in the average outstanding balance of interest costing deposits. For the quarter ended December 31, 2005 the average yield paid on interest costing deposits increased to 1.47% from 1.12% for the quarter ended December 31, 2004 and the average outstanding balance of interest costing deposits decreased by $13.7 million to $106.1 million from $119.8 million for the prior year quarter.
For the six months ended December 31, 2005 interest expense increased $84,000 to $767,000 from $683,000 for the prior year period. The increase in interest expense in the six month period is also the result of an increase in the average yield paid on interest costing deposits offset by a decline in the average outstanding balance of interest costing deposits. For the six months ended December 31, 2005 the average yield paid on interest costing deposits increased to 1.42% from 1.12% for the six months ended December 31, 2004 and the average outstanding balance of interest costing deposits decreased by $14.3 million to $108.0 million from $122.3 million for the comparable prior year period.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management’s periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company’s past loan loss experience, adverse situations that may affect borrowers’ ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $450,000, or .48% of total loans, at December 31, 2005 compared to $457,000, or .48% of total loans, at June 30, 2005. The decrease in the Company’s allowance for loan losses during the current six month period was the result of $7,000 in net loan charge offs. At December 31, 2005, after consideration of the high concentration of one-to-four family mortgage loans in the loan portfolio, peer data, current economic conditions, trends in the portfolio, the low level of loan charge offs and the strong housing market, the $450,000 allowance for loan losses was determined by the Company to be sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves. As a result, the Company made no loan loss provision during the six months ended December 31, 2005.
Non-Interest Income
Non-interest income decreased $6,000 to $202,000 in the quarter ended December 31, 2005 from $208,000 in the quarter ended December 31, 2004. The primary factor for the decrease in non-interest income in the current quarter was an $18,000 decrease in loan fees and service charges offset by a $9,000 increase in deposit related fees and a $6,000 increase in profit on the sale of loans. The decrease in loan fees and service charges is attributed to a decrease in loan origination activity from the prior year quarter.
For the six months ended December 31, 2005 non-interest income increased $36,000 to $467,000 from $431,000 in the prior year period. The primary factors for the increase in non-interest income were a $16,000 gain from additional proceeds received on the sale of Midland Federal’s investment in Intrieve, Incorporated, Midland Federal’s data processing provider, a $13,000 increase in loan fees and service charges, a $9,000 increase in deposit related fees and a $5,000 increase in profit on the sale of loans offset by a $4,000 decrease in commission income. The increase in loans fees and service charges is primarily attributed to an increase in brokered loan activity compared with the prior year period.
Non-Interest Expense
Non-interest expense decreased $34,000 to $1.1 million in the quarter ended December 31, 2005 compared to the prior year quarter. The decrease in non-interest expense is primarily the result of a $37,000 decrease in staffing costs, a $9,000 decrease in professional fees and a $5,000 decrease in data processing expense offset by a $16,000 increase in computer software and support expense and a $6,000 increase in office occupancy expense. The decrease in staffing costs is primarily attributed to employee benefits expense that was lower than the comparable prior year quarter and a decrease in loan origination commissions, due to a decrease in lending volume.
For the six months ended December 31, 2005 non-interest expense increased $40,000 to $2.3 million from $2.2 million in the prior year period. The primary factors for the increase in non-interest expense in the current six month period were a $45,000 increase in computer software and support expense, a $9,000 increase in professional fees and an $8,000 increase in staffing costs offset by a $6,000 decrease in office occupancy expense. The increase in computer software and support expense is primarily attributed to computer upgrades and software licensing costs.
Income Taxes
Income taxes increased $11,000 to $131,000 in the quarter ended December 31, 2005 from $120,000 for the prior year quarter as a result of the increase in operating income from the prior year quarter.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Income Taxes (continued)
For the six months ended December 31, 2005 income taxes increased $28,000 to $272,000 compared to $244,000 in the prior year period. The increased income tax provision was due to the increase in operating income in the six months ended December 31, 2005 as compared to the six months ended December 31, 2004. The effective income tax rate in all periods presented was 34.0%.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management’s assessment of (i) the Company’s need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company’s asset/liability management program. At December 31, 2005 the Company had commitments to originate $816,000 million in loans, all of which were one-to-four family loans as well as unused lines of credit of $5.0 million. At December 31, 2005 the Company had commitments to sell $145,000 in loans. Also on that date, the Company had $26.4 million of certificate of deposit accounts maturing within one year, which management generally expects to retain.
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
At December 31, 2005, the Association had tangible and core capital of $11.1 million, or 8.21% of adjusted total assets, which was approximately $9.0 million and $7.0 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.
At December 31, 2005, the Association had total capital of $11.5 million (including $11.1 million in core capital) and risk-weighted assets of $59.8 million, or total capital of 19.25% of risk-weighted assets. This amount was $6.7 million above the 8.0% requirement in effect on that date.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On October 19, 2005 the shareholders held their annual meeting to consider and act upon the election of Mr. Michael J. Kukanza and Mr. Richard Taylor to serve as directors for terms of three years and the ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2006. Both of the foregoing items were approved by the shareholders at the meeting by the following vote totals based upon 372,600 shares outstanding and entitled to vote at the meeting.

I.	Election of Directors —	351,641 shares voted, as follows:
	Michael J. Kukanza:	351,641 votes FOR; -0- votes WITHHELD.
	Richard Taylor:	351,641 votes FOR; -0- votes WITHHELD.

II.	Ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2006 — 351,641 shares voted, as follows:
	FOR:	351,541
	AGAINST:	100
	ABSTAIN:	-0-
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

MIDLAND CAPITAL HOLDINGS CORPORATION Registrant

DATE: February 14, 2006	BY:	/s/ Paul Zogas

Paul Zogas
President, Chief Executive Officer
and Chief Financial Officer

DATE: February 14, 2006	BY:	/s/ Charles Zogas

Charles Zogas
Executive Vice President and
Chief Operating Officer