Form 10QSB
period 2006-03-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2006-05-15
CIK 1061234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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
As of May 15, 2006, the Issuer had
372,600 shares of Common Stock issued and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Statements of Financial Condition

	March 31,	June 30,
	2006	2005
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$2,244,257	2,640,369
Interest-bearing deposits	13,847,899	34,069,224

Total cash and cash equivalents	16,092,156	36,709,593
Investment securities available for sale, at fair value	15,965,137	1,310,937
Mortgage-backed securities, held to maturity (fair value:
March 31, 2006 - $1,731,719;
June 30, 2005 - $1,938,460)	1,723,269	1,920,221
Loans receivable (net of allowance for loan losses:
March 31, 2006 - $441,980;
June 30, 2005 - $456,550)	93,238,521	94,578,810
Loans receivable held for sale	506,400	250,500
Stock in Federal Home Loan Bank of Chicago	1,148,087	1,123,500
Accrued interest receivable	370,633	367,351
Office properties and equipment, net	2,230,590	2,240,391
Prepaid expenses and other assets	716,828	477,467

Total assets	$131,991,621	138,978,770

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$117,624,391	124,836,132
Advance payments by borrowers for taxes and insurance	788,525	1,060,670
Other liabilities	445,086	385,286

Total liabilities	118,858,002	126,282,088

Stockholders’ equity:
Preferred stock, $.01 par value:
authorized 50,000 shares; none outstanding	—	—
Common stock, $.01 par value: authorized 600,000 shares; issued and outstanding 372,600 shares at March 31, 2006 and June 30, 2005	3,726	3,726
Additional paid-in capital	3,395,580	3,395,580
Retained earnings — substantially restricted	9,585,448	9,080,803
Accumulated other comprehensive income, net of income taxes	148,865	216,573

Total stockholders’ equity	13,133,619	12,696,682

Total liabilities and stockholders’ equity	$131,991,621	138,978,770

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Interest income:
Interest on loans	$1,370,266	1,378,263	4,079,774	4,135,905
Interest on mortgage-backed securities	20,547	19,908	60,958	68,413
Interest on investment securities	192,526	18,990	518,793	56,969
Interest on interest-bearing deposits	122,097	202,838	389,475	524,902
Dividends on FHLB stock	8,642	15,010	33,248	46,882

Total interest income	1,714,078	1,635,009	5,082,248	4,833,071

Interest expense:
Interest on deposits	425,659	332,686	1,192,765	1,015,622

Total interest expense	425,659	332,686	1,192,765	1,015,622

Net interest income	1,288,419	1,302,323	3,889,483	3,817,449
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,288,419	1,302,323	3,889,483	3,817,449

Non-interest income:
Loan fees and service charges	46,019	38,182	201,918	180,806
Commission income	19,192	16,689	40,661	41,932
Gain on sale of loans	13,381	2,150	32,426	16,002
Gain on sale of other assets	—	—	16,286	—
Deposit related fees	109,491	104,226	338,529	324,076
Other income	11,200	18,114	36,802	47,707

Total non-interest income	199,283	179,361	666,622	610,523

Non-interest expense:
Staffing costs	653,719	640,335	1,958,929	1,937,629
Advertising	15,512	15,171	48,517	48,766
Occupancy and equipment expenses	177,276	162,714	492,785	484,275
Data processing	52,721	57,004	150,854	156,254
Federal deposit insurance premiums	4,029	4,864	12,460	15,124
Other	246,081	221,999	755,347	689,234

Total non-interest expense	1,149,338	1,102,087	3,418,892	3,331,282

Income before income taxes	338,364	379,597	1,137,213	1,096,690
Income tax provision	115,044	129,089	386,652	372,900

Net income	$223,320	250,508	750,561	723,790

Earnings per share (basic)	$.60	.67	2.01	1.94

Earnings per share (diluted)	$.60	.67	2.01	1.94

Dividends declared per common share	$.22	.20	.66	.60

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at June 30, 2005	$3,726	3,395,580	9,080,803	216,573	12,696,682

Comprehensive Income:

Net income			750,561		750,561

Other comprehensive income, net of tax:

Unrealized holding loss during the period				(67,708)	(67,708)

Total comprehensive income			750,561	(67,708)	682,853

Dividends declared on common stock ($0.66 per share)			(245,916)		(245,916)

Balance at March 31, 2006	$3,726	3,395,580	9,585,448	148,865	13,133,619

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$750,561	723,790
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	158,305	161,240
Net (accretion) amortization on securities	(462,543)	(1,988)
Federal Home Loan Bank stock dividend	(24,587)	(46,800)
Proceeds from sale of loans held for sale	2,534,462	1,140,050
Origination of loans held for sale	(2,769,703)	(715,050)
Gain on sale of loans	(32,426)	(4,346)
Gain on sale of other assets	(16,286)	—
Increase in accrued interest receivable	(3,281)	(22,209)
Increase in accrued interest payable	300	493
Increase (decrease) in deferred income on loans	3,470	(14,987)
Increase in other assets	(187,995)	(54,024)
Increase in other liabilities	59,500	101,492

Net cash provided by operating activities	9,777	1,267,661

Cash flows from investing activities:
Proceeds from repayments of mortgage backed securities, held to maturity	196,952	870,756
Proceeds from maturities of investment securities, available for sale	20,000,000	—
Purchase of investment securities, available for sale	(34,294,245)	—
Loan disbursements	(14,608,912)	(16,686,784)
Loan repayments	15,941,011	14,430,509
Proceeds from sale of other assets	16,286	—
Property and equipment expenditures	(148,504)	(71,522)

Net cash provided for investing activities	(12,897,412)	(1,457,041)

Cash flows from financing activities:
Deposit account receipts	268,426,852	286,705,343
Deposit account withdrawals	(276,764,413)	(300,634,980)
Interest credited to deposit accounts	1,125,820	959,348
Payment of dividends	(245,916)	(223,560)
Decrease in advance payments by borrowers for taxes and insurance	(272,145)	(176,955)

Net cash provided for financing activities	(7,729,802)	(13,370,804)

Net change in cash and cash equivalents	(20,617,437)	(13,560,184)
Cash and cash equivalents at beginning of period	36,709,593	50,496,629

Cash and cash equivalents at end of period	$16,092,156	36,936,445

Cash paid during the period for:
Interest	$1,192,465	1,015,129
Income taxes	327,049	337,329

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note A — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year.
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
Note C — Earnings Per Share
Earnings per share for the three month and nine month periods ended March 31, 2006 and 2005 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.
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
GENERAL
Midland Capital Holdings Corporation (the “Company”) is a Delaware corporation that was organized for the purpose of becoming the thrift holding company for Midland Federal Savings and Loan Association (the “Association” or “Midland Federal”). The Association converted from a federal mutual savings and loan association to a federal stock savings and loan association on June 30, 1993 (the “Conversion”). In the Conversion, 345,000 shares of common stock, par value of $.01 per share, of the Association were sold in an initial public offering for an aggregate consideration of $3.45 million. On July 23, 1998, as a result of a re-organization, the Association became a wholly owned subsidiary of the Company, and each outstanding share of common stock of the Association became, by operation of law, one share of common stock of the Company. At March 31, 2006, there were 372,600 shares of the Company’s common stock outstanding.
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

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
GENERAL (continued)
The Association’s primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2006, Midland Federal’s capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 8.40% and a risk-based capital ratio of 18.93%.
FINANCIAL CONDITION
At March 31, 2006, total assets of the Company decreased by $7.0 million to $132.0 million from $139.0 million at June 30, 2005. Loans receivable, including loans available for sale, declined by $1.1 million to $93.7 million at March 31, 2006 from $94.8 million at June 30, 2005. The Company originated $17.4 million of primarily fixed rate loans during the nine months ended March 31, 2006. Offsetting loan originations in the current nine month period were loan repayments of $16.0 million as well as loan sales of $2.5 million. There were no new purchases of mortgage-backed securities during the nine months ended March 31, 2006 and as a result, the balance of mortgage-backed securities decreased by $197,000 to $1.7 million due to repayments.
During the nine months ended March 31, 2006 the Company changed its mix of short term investments to take advantage of higher short term interest rates and made $14.3 million of net purchases of short term United States Treasury Bills. These net purchases of United States Treasury securities resulted in a $14.7 million increase in the balance of investment securities available for sale to $16.0 million at March 31, 2006 compared to $1.3 million at June 30, 2005. Gross unrealized gains in the available for sale investment securities portfolio were $226,000 at March 31, 2006 compared to gross unrealized gains of $328,000 at June 30, 2005, primarily reflecting the negative impact of higher long term interest rates on a $1.0 million long term investment security in the available for sale portfolio. The weighted average remaining term to maturity of the Company’s total investment securities portfolio at March 31, 2006 was 13 months.
The Company reduced its balance of interest bearing deposits in order to fund the increase in investment securities, discussed above. The balance of interest bearing deposits decreased by $20.3 million to $13.8 million at March 31, 2006 from $34.1 million at June 30, 2005.
Non-performing assets consisted of $233,000 in non-accruing loans at March 31, 2006 compared to $380,000 of non-accruing loans and $5,000 in a repossessed automobile at June 30, 2005. The allowance for loan losses decreased $15,000, due to net charge-offs, and amounted to $442,000, or 0.47% of total loans, at March 31, 2006 as compared to June 30, 2005. The Company made no additional loan loss provisions during the nine months ended March 31, 2006. Non-accruing loans at March 31, 2006 consisted of $175,000 in one-to-four family residential mortgage loans and $58,000 in non-mortgage loans. At March 31, 2006 the Company’s ratio of allowance for loan losses to non-performing loans was 189.79% compared to 120.06% at June 30, 2005. Management believes that the allowance for loan losses at March 31, 2006 was adequate to cover probable accrued losses in the portfolio.

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

	March 31,	June 30,
	2006	2005
	(Dollars in Thousands)
Non-Accruing Loans:
One-to-four family	$175	$316
Multi-family	—	—
Consumer	58	64
Commercial business	—	—

Total non-performing loans	$233	$380

Repossessed Assets:
Automobile	5	—

Total repossessed assets	5	—

Total non-performing assets	$238	$380

Total as a percentage of total assets	0.18%	0.27%

As of March 31, 2006, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION (continued)
The following table sets forth an analysis of the Company’s allowance for loan losses.

	Nine Months Ended
	March 31,
	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$457	$460

Charge-offs:
One-to-four family loans	—	—
Consumer loans	17	1
Commercial business loans	—	—

Total charge-offs	17	1

Recoveries:
One-to-four family loans	—	—
Multi-family loans	—	—
Consumer loans	2	—

Total recoveries	2	—

Net (charge-offs) recoveries	(15)	(1)
Additions charged to operations	—	—

Balance at end of period	$442	$459

Ratio of net charge-offs during the period to average loans outstanding during the period	.02%	.01%

Ratio of net charge-offs during the period to average non-performing assets	5.32%	.46%

Allowance for loan losses to non-performing loans	189.79%	151.69%

Allowance for loan losses to total loans	0.47%	0.47%
The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers adequate to provide for probable accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.
Deposits for the nine months ended March 31, 2006 decreased $7.2 million to $117.6 million as a result of withdrawals, net of deposits, in the amount of $8.3 million, offset by interest credited to deposits in the amount of $1.1 million. The net decrease in deposits is primarily attributed to increased competition from special rate promotions and management’s view that current asset yields did not justify aggressive deposit pricing. The decrease in deposits is the result of a $3.6 million decrease in passbook deposit accounts, a $1.3 million decrease in certificate of deposit accounts, a $1.5 million decrease in demand deposit accounts, a $663,000 decrease in NOW accounts and a $147,000 decrease in money market accounts.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION (continued)
Stockholders’ equity increased $437,000, or 3.4%, to $13.1 million at March 31, 2006 from $12.7 million at June 30, 2005. The increase in stockholders’ equity was due to net income of $751,000 offset by a decrease in accumulated other comprehensive income of $68,000 and the payment of cash dividends in the amount of $246,000.
RESULTS OF OPERATIONS
The Company had net income of $223,000 for the quarter ended March 31, 2006 compared to net income of $250,000 for the quarter ended March 31, 2005. The decrease in net income in the current quarter is the result of a $47,000 increase in non-interest expense and a $14,000 decrease in net interest income, offset by a $20,000 increase in non-interest income and a $14,000 decrease in income taxes.
For the nine months ended March 31, 2006 the Company had net income of $751,000 compared to net income of $724,000 for the nine months ended March 31, 2005. Net income in the nine months ended March 31, 2006 was increased by a $72,000 increase in net interest income and a $56,000 increase in non-interest income, offset by an $87,000 increase in non-interest expense and a $14,000 increase in income taxes.
The Company’s interest rate spread increased to 3.81% for the quarter ended March 31, 2006 from 3.66% for the prior year quarter. The increase in interest rate spread was due to an increase in the average yield earned on interest earning assets to 5.43% in the quarter ended March 31, 2006 from 4.81% in the prior year quarter which offset an increase in the Company’s average cost of interest costing deposits to 1.62% in the quarter ended March 31, 2006 from 1.15% in the prior year quarter. Other factors included the 2006 reinvestment of cash equivalents into higher yielding investment securities and disciplined deposit pricing. The increase in interest rate spread was offset by a decrease in the average outstanding balance of interest earning assets to $126.3 million for the quarter ended March 31, 2006 compared to $135.9 million for the prior year quarter. The average balance of net earning assets (average interest earning assets minus average interest bearing liabilities) increased by $558,000 to $20.9 million compared with the prior year period.
For the nine months ended March 31, 2006, interest rate spread increased to 3.81% compared to 3.50% in the prior year nine month period. Interest rate spread increased in the nine months ended March 31, 2006 compared with the prior year period as a result of an increase in yields on interest earning assets which offset an increase in the average yield paid on interest costing deposits. For the nine months ended March 31, 2006, the average outstanding balance of interest earning assets decreased to $128.1 million from $139.5 million for the prior year period. The average balance of net earning assets in the nine months ended March 31, 2006 increased by $1.5 million to $21.0 million compared with the prior year period.
Interest Income
Interest income increased $79,000, or 4.8%, for the quarter ended March 31, 2006 as compared to the same period last year. The increase in interest income is attributed to an increase in the average yield earned on interest earning assets which offset a decline in the average outstanding balance of interest earning assets. The average yield on interest earning assets increased to 5.43% for the quarter ended March 31, 2006 from 4.81% in the prior year quarter. The average outstanding balance of interest earning assets decreased by $9.7 million to $126.3 million for the quarter ended March 31, 2006 compared to $135.9 million for the quarter ended March 31, 2005. The decline in the average outstanding balance of interest earning assets funded a decline in deposit liabilities that occurred between the two periods.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Interest Income (continued)
For the nine months ended March 31, 2006, interest income increased $249,000, or 5.2%, from the 2005 period. The increase in interest income for the current nine month period was the result of an increase in the average yield earned on interest earning assets which offset a decrease in the average outstanding balance of interest earning assets. The average yield on interest earning assets increased to 5.29% compared to 4.62% for the year earlier period. The average outstanding balance of interest earning assets decreased by $11.4 million to $128.1 million for the nine months ended March 31, 2006 from $139.5 million for the prior year period.
Interest on loans receivable decreased $8,000, or 0.6%, in the quarter ended March 31, 2006, compared with the prior year quarter, as a result of a $2.2 million decrease in the average outstanding balance of loans receivable to $94.2 million. The decrease in the average outstanding balance of loan receivable was offset by an increase in the average yield earned on loans receivable to 5.76% for the quarter ended March 31, 2006 from 5.66% for the prior year period.
Interest on mortgage-backed securities decreased $1,000 for the quarter ended March 31, 2006 from the comparable quarter in 2005. The decrease in interest income is attributed to a decrease in the average balance of mortgage-backed securities due to repayments which offset an increase in the average yield earned on mortgage-backed securities. For the quarter ended March 31, 2006, the average balance of mortgage-backed securities decreased $379,000 to $1.8 million from $2.1 million in the prior year quarter. The average yield earned on mortgage-backed securities increased to 4.70% for the quarter ended March 31, 2006 from 3.74% for the quarter ended March 31, 2005. The increase in the average yield earned on mortgage-backed securities was primarily the result of upward re-pricing of adjustable rate mortgage-backed securities in the portfolio as market interest rates moved higher.
Interest on investment securities increased $174,000 to $193,000 for the quarter ended March 31, 2006 from $19,000 for the prior year period due to a $16.9 million increase in the average outstanding balance of investment securities to $18.2 million from $1.3 million in the 2005 quarter. The increase in the average balance of investment securities was the result of net purchases of $14.3 million of United States Treasury Bills for the portfolio between the two periods. The increase in the average balance of investment securities was offset by a decrease in the average yield earned on investment securities to 4.23% for the quarter ended March 31, 2006 from 5.98% in the year earlier period as a result of the purchase of lower yielding short term investment securities for the portfolio between the two periods, discussed above.
Interest earned on interest bearing deposits decreased $81,000, or 39.8%, to $122,000 for the quarter ended March 31, 2006 from the same quarter in 2005. The decrease in interest income is attributed to a decrease in the average balance of interest bearing deposits to $11.0 million from $35.1 million in the 2005 quarter. The decrease in average outstanding balance of interest bearing deposits was offset by an increase in the average yield earned on interest bearing deposits. For the quarter ended March 31, 2006, the average yield earned on interest bearing deposits increased to 4.44% from 2.31% for the quarter ended March 31, 2005, resulting from the increase in short term interest rates that occurred between the two periods. The Company decreased its balance of interest bearing deposits in order to fund the net purchase of United States Treasury Bills, discussed above, as well as to fund the decrease in deposit liabilities, discussed below.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Interest Income (continued)
For the nine months ended March 31, 2006, interest on loans receivable decreased $56,000, or 1.4%, compared with the prior year period. The decrease in interest income was primarily attributed to a $1.6 million decrease in the average outstanding balance of net loans receivable to $94.5 million for the nine months ended March 31, 2006 from $96.1 million for the nine months ended March 31, 2005. The average yield earned on loans receivable increased slightly to 5.76% for the nine months ended March 31, 2006 as compared to 5.74% for the prior year period.
For the nine months ended March 31, 2006 interest earned on mortgage backed securities decreased $7,000 to $61,000. The decrease in interest income is attributed to a $548,000 decrease in the average outstanding balance of mortgage-backed to $1.8 million for the nine months ended March 31, 2006 from $2.4 million for the nine months ended March 31, 2005. The decline in the average outstanding balance of mortgage-backed securities was offset by an increase in the average yield earned on mortgage-backed securities to 4.47% for the nine months ended March 31, 2006 from 3.85% for the comparable prior year period.
For the nine months ended March 31, 2006 interest earned on investment securities increased $462,000 to $519,000. The increase in interest income is attributed to a $15.9 million increase in the average outstanding balance of investment securities to $17.2 million for the nine months ended March 31, 2006 from $1.3 million in the prior year period resulting from the net purchase of $14.3 million of United States Treasury Bills in the current nine month period. The increase in the average outstanding balance of investment securities was offset by a decrease in the average yield earned on investment securities to 4.02% for the nine months ended March 31, 2006 from 5.96% in the comparable prior year period.
For the nine months ended March 31, 2006 interest earned on interest bearing deposits decreased $135,000 from the year earlier period. The decrease in interest income was primarily due to a $25.3 million decrease in the average outstanding balance of interest bearing deposits to $13.4 million for the nine months ended March 31, 2006 from $38.7 million for the comparable prior year period. The decrease in the average outstanding balance of interest bearing deposits was offset by an increase in the average yield earned on interest bearing deposits to 3.85% for the nine months ended March 31, 2006 from 1.81% for the prior year period.
Interest Expense
Interest expense increased $93,000, or 27.9%, for the quarter ended March 31, 2006 compared with the prior year quarter. The increase in interest expense is the result of an increase in the average yield paid on interest costing deposits caused primarily by the general rise in interest rates offset by a decline in the average outstanding balance of interest costing deposits. For the quarter ended March 31, 2006 the average yield paid on interest costing deposits increased to 1.62% from 1.15% for the quarter ended March 31, 2005 and the average outstanding balance of interest costing deposits decreased by $10.2 million to $105.4 million from $115.6 million for the prior year quarter.
For the nine months ended March 31, 2006 interest expense increased $177,000 to $1.2 million from $1.0 million for the prior year period. The increase in interest expense in the current nine month period is also the result of an increase in the average yield paid on interest costing deposits offset by a decline in the average outstanding balance of interest costing deposits. For the nine months ended March 31, 2006 the average yield paid on interest costing deposits increased to 1.48% from 1.13% for the nine months ended March 31, 2005 and the average outstanding balance of interest costing deposits decreased by $12.9 million to $107.2 million from $120.1 million for the comparable prior year period.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management’s periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company’s past loan loss experience, adverse situations that may affect borrowers’ ability to repay loans, the estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $442,000, or .47% of total loans, at March 31, 2006 compared to $457,000, or .48% of total loans, at June 30, 2005. The decrease in the Company’s allowance for loan losses during the current nine month period was the result of $15,000 in net loan charge offs. At March 31, 2006, after consideration of the high concentration of one-to-four family mortgage loans in the loan portfolio, peer data, current economic conditions, trends in the portfolio, the low level of loan charge offs and the strong housing market, the $442,000 allowance for loan losses was determined by the Company to be sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves. As a result, the Company made no loan loss provision during the nine months ended March 31, 2006.
Non-Interest Income
Non-interest income increased $20,000 to $199,000 in the quarter ended March 31, 2006 from $179,000 in the quarter ended March 31, 2005. The primary factors for the increase in non-interest income in the current quarter were an $11,000 increase in profit on the sale of loans, an $8,000 increase in loan fees and service charges and a $5,000 increase in deposit related fees. The increase in loan fees and service charges is attributed to an increase in brokered loan activity from the prior year quarter.
For the nine months ended March 31, 2006 non-interest income increased $56,000 to $667,000 from $611,000 in the prior year period. The primary factors for the increase in non-interest income were a $21,000 increase in loan fees and service charges, a $16,000 increase in profit on the sale of loans, a $16,000 gain from additional proceeds received on the sale of Midland Federal’s investment in Intrieve, Incorporated, Midland Federal’s data processing provider and a $14,000 increase in deposit related fees. The increase in loans fees and service charges is primarily attributed to an increase in brokered loan activity compared with the prior year period.
Non-Interest Expense
Non-interest expense increased $47,000 to $1.1 million in the quarter ended March 31, 2006 compared to the prior year quarter. The increase in non-interest expense is primarily the result of a $15,000 increase in office occupancy expense, a $13,000 increase in staffing costs and a $6,000 increase in computer software and support expense offset by a $4,000 decrease in data processing expense. The increase in staffing costs is primarily attributed to an increase in employee benefits expense.
For the nine months ended March 31, 2006 non-interest expense increased $88,000 to $3.4 million from $3.3 million in the prior year period. The primary factors for the increase in non-interest expense in the current nine month period were a $51,000 increase in computer software and support expense, a $21,000 increase in staffing costs, a $9,000 increase in office occupancy expense and a $7,000 increase in professional fees. The increase in computer software and support expense is primarily attributed to computer upgrades and software licensing costs.
Income Taxes
Income taxes decreased $14,000 to $115,000 in the quarter ended March 31, 2006 from $129,000 for the prior year quarter as a result of the decrease in operating income from the prior year quarter.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Income Taxes (continued)
For the nine months ended March 31, 2006 income taxes increased $14,000 to $387,000 compared to $373,000 in the prior year period. The increased income tax provision was due to the increase in operating income in the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005. The effective income tax rate in all periods presented was 34.0%.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management’s assessment of (i) the Company’s need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company’s asset/liability management program. At March 31, 2006 the Company had commitments to originate $1.3 million in one-to-four family loans and $100,000 in multi-family loans as well as unused lines of credit of $4.6 million. At March 31, 2006 the Company had commitments to sell $761,000 in loans. Also on that date, the Company had $27.1 million of certificate of deposit accounts maturing within one year, which management generally expects to retain.
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
At March 31, 2006, the Association had tangible and core capital of $11.1 million, or 8.40% of adjusted total assets, which was approximately $9.1 million and $7.1 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.
At March 31, 2006, the Association had total capital of $11.5 million (including $11.1 million in core capital) and risk-weighted assets of $60.9 million, or total capital of 18.93% of risk-weighted assets. This amount was $6.7 million above the 8.0% requirement in effect on that date.
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

MIDLAND CAPITAL HOLDINGS CORPORATION

Registrant

DATE: May 15, 2006	BY:	/s/ Paul Zogas

Paul Zogas
President, Chief Executive Officer and Chief Financial Officer

DATE: May 15, 2006	BY:	/s/ Charles Zogas Charles Zogas
Executive Vice President and Chief Operating Officer