Form 10QSB
period 2006-09-30
MIDLAND CAPITAL HOLDINGS CORP
filed 2006-11-14
CIK 1061234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
As of November 14, 2006, the Issuer had
372,600 shares of Common Stock issued and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Part I — FINANCIAL INFORMATION
Consolidated Statements of Financial Condition

	September 30,	June 30,
	2006	2006
	(Unaudited)
Assets

Cash and amounts due from depository institutions	$2,588,163	2,204,602
Interest-bearing deposits	5,481,257	9,055,302

Total cash and cash equivalents	8,069,420	11,259,904
Investment securities available for sale, at fair value	20,938,000	21,021,975
Mortgage-backed securities, held to maturity (fair value: September 30, 2006 - $1,631,035; June 30, 2006 - $1,688,292)	1,622,353	1,684,228
Loans receivable (net of allowance for loan losses: September 30, 2006 - $421,920; June 30, 2006 - $415,666)	90,232,094	91,701,483
Loans receivable held for sale	398,200	843,090
Stock in Federal Home Loan Bank of Chicago	1,148,087	1,148,087
Accrued interest receivable	382,218	370,190
Office properties and equipment, net	2,195,285	2,240,702
Prepaid expenses and other assets	772,584	547,690

Total assets	$125,758,241	130,817,349

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$111,445,203	115,971,229
Advance payments by borrowers for taxes and insurance	423,487	1,127,293
Other liabilities	424,664	422,743

Total liabilities	112,293,354	117,521,265

Stockholders’ equity:
Preferred stock, $.01 par value: authorized 50,000 shares; none outstanding	—	—
Common stock, $.01 par value: authorized 600,000 shares; issued and outstanding 372,600 shares at September 30, 2006 and June 30, 2006	3,726	3,726
Additional paid-in capital	3,395,580	3,395,580
Retained earnings — substantially restricted	9,896,027	9,764,211
Accumulated other comprehensive income, net of income taxes	169,554	132,567

Total stockholders’ equity	13,464,887	13,296,084

Total liabilities and stockholders’ equity	$125,758,241	130,817,349

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Interest income:
Interest on loans	$1,349,977	1,360,611
Interest on mortgage-backed securities	21,758	19,913
Interest on investment securities	259,544	121,552
Interest on interest-bearing deposits	107,597	178,128
Dividends on FHLB stock	8,873	13,920

Total interest income	1,747,749	1,694,124

Interest expense:
Interest on deposits	492,674	376,199

Total interest expense	492,674	376,199

Net interest income	1,255,075	1,317,925
Provision for loan losses	—	—

Net interest income after provision for loan losses	1,255,075	1,317,925

Non-interest income:
Loan fees and service charges	51,166	101,935
Commission income	11,594	10,638
Gain on sale of loans	26,296	9,233
Deposit related fees	94,892	113,145
Gain on sale of other assets	—	16,286
Other income	13,457	14,084

Total non-interest income	197,405	265,321

Non-interest expense:
Staffing costs	657,221	674,642
Advertising	17,895	16,905
Occupancy and equipment expenses	165,645	152,625
Data processing	44,008	54,370
Federal deposit insurance premiums	3,704	4,256
Other	228,795	265,526

Total non-interest expense	1,117,268	1,168,324

Income before income taxes	335,212	414,922
Income tax provision	113,972	141,073

Net income	$221,240	273,849

Earnings per share (basic)	$0.59	0.73

Earnings per share (diluted)	$0.59	0.73

Dividends declared per common share	$0.24	0.22

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at June 30, 2006	$3,726	3,395,580	9,764,211	132,567	13,296,084

Comprehensive Income:

Net income			221,240		221,240

Other comprehensive income, net of tax:

Unrealized holding gain during the period				36,987	36,987

Total comprehensive income			221,240	36,987	258,227

Dividends declared on common stock ($0.24 per share)			(89,424)		(89,424)

Balance at September 30, 2006	$3,726	3,395,580	9,896,027	169,554	13,464,887

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$221,240	273,849
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	56,347	52,041
Net accretion on securities	(240,794)	(102,802)
Federal Home Loan Bank stock dividend	—	(13,900)
Proceeds from sale of loans held for sale	2,115,888	581,861
Origination of loans held for sale	(1,654,050)	(578,500)
Gain on sale of loans	(26,296)	(9,233)
Gain on sale of other assets	—	(16,286)
Increase in accrued interest receivable	(12,028)	(4,358)
Decrease in accrued interest payable	(750)	(653)
Increase (decrease) in deferred income on loans	11,364	(697)
Increase in other assets	(234,600)	(204,193)
Increase in other liabilities	2,671	160,313

Net cash provided by operating activities	238,992	137,442

Cash flows from investing activities:
Proceeds from repayments of mortgage-backed securities, held to maturity	61,875	59,716
Proceeds from maturities of investment securities, available for sale	15,000,000	—
Purchase of investment securities, available for sale	(14,619,190)	(19,632,588)
Loan disbursements	(3,044,838)	(6,891,282)
Loan repayments	4,502,863	7,110,520
Proceeds from sale of other assets	—	16,286
Property and equipment expenditures	(10,930)	(51,825)

Net cash provided by (for) investing activities	1,889,780	(19,389,173)

Cash flows from financing activities:
Deposit account receipts	79,945,771	93,906,798
Deposit account withdrawals	(84,929,223)	(97,642,934)
Interest credited to deposit accounts	457,426	359,301
Payment of dividends	(89,424)	(81,972)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(703,806)	297,258

Net cash provided for financing activities	(5,319,256)	(3,161,549)

Net change in cash and cash equivalents	(3,190,484)	(22,413,280)
Cash and cash equivalents at beginning of period	11,259,904	36,709,593

Cash and cash equivalents at end of period	$8,069,420	14,296,313

Cash paid during the period for:
Interest	$493,424	376,852
Income taxes	85,606	0

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note A — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.
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
Note C — Earnings Per Share
Earnings per share for the three month periods ended September 30, 2006 and 2005 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.
Note D — Industry Segments
The Company operates principally in the thrift industry through its subsidiary savings and loan. As such, substantially all of the Company’s revenues, net income, identifiable assets and capital expenditures are related to thrift operations.
Note E — Effect of New Accounting Pronouncements
In December 2004, the FASB issued Statement No. 123R “Shared-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, supersedes APB 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The effective date of SFAS No. 123R is the beginning of the Company’s next fiscal year that begins after December 15, 2005.

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
The Company adopted SFAS No. 123R effective July 1, 2006 and will use the “modified prospective” method. The Company does not expect the initial adoption of SFAS No. 123R to have any impact on its financial position or results of operations as there are currently no outstanding options. Future levels of compensation cost recognized related to shared-based compensation awards may be impacted by new awards and/or modification, repurchases, and cancellations of existing awards after the adoption of this standard.
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. An entity can elect either to (1) subsequently measure servicing rights at fair value and report changes in fair value in earnings, or (2) continue the current practice of amortizing servicing rights in proportion to and over the expected period of servicing income or loss. The statement also permits entities, at the date of adoption, a one-time option to reclassify certain available-for-sale (“AFS”) securities to trading securities, without calling into question the classification of other AFS securities under Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, provided that the AFS securities are identified as offsetting the entity’s exposure to changes in fair value of servicing assets or liabilities that the entity has elected to subsequently measure at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of the statement on its financial position and results of operations.
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

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions and real estate values in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates including the relationship between long and short term interest rates, demand for loans in the Company’s market area and our ability to maintain and grow our retail loans and deposits, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.
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
GENERAL
Midland Capital Holdings Corporation (the “Company”) is a Delaware corporation that was organized for the purpose of becoming the thrift holding company for Midland Federal Savings and Loan Association (the “Association” or “Midland Federal”). At September 30, 2006, there were 372,600 shares of the Company’s common stock outstanding.
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
The Association’s primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2006, Midland Federal’s capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 8.88% and a risk-based capital ratio of 20.62%.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION
At September 30, 2006, total assets of the Company decreased by $5.0 million to $125.8 million from $130.8 million at June 30, 2006. The decrease was the result of redemptions of cash equivalents and repayments of net loans receivable, the proceeds of which were used to fund a $4.5 million decline in deposit balances to $111.4 million at September 30, 2006.
Loans receivable decreased $1.5 million to $90.2 million at September 30, 2006 due to a decline in portfolio loan originations. The Company originated $3.0 million of portfolio loans during the quarter ended September 30, 2006 compared to portfolio loan originations of $6.9 million during the 2005 quarter. The decline in portfolio loan origination volume in the current quarter was due in part to an emphasis on originations of loans held for sale which increased to $1.7 million during the quarter ended September 30, 2006 compared to $579,000 during the prior year period. We increased our originations of loans held for sale as we determined to limit fixed rate portfolio loan originations in view of the possibility of an increase in long term interest rates. Proceeds from the sale of loans held for sale also increased to $2.1 million during the quarter ended September 30, 2006 compared to $582,000 during the 2005 quarter. Portfolio loan repayments declined to $4.5 million during the quarter ended September 30, 2006 compared with $7.1 million during the 2005 quarter. There were no new purchases of mortgage-backed securities during the quarter ended September 30, 2006 and as a result, the balance of mortgage-backed securities decreased by $62,000 to $1.6 million due to repayments.
The balance of investment securities available for sale remained stable at $20.9 million at September 30, 2006 compared to $21.0 million at June 30, 2006. The investment securities portfolio at September 30, 2006 was largely comprised of six month United States Treasury Securities in order to take advantage of higher short term interest rates. Gross unrealized gains in the available for sale investment securities portfolio were $257,000 at September 30, 2006 compared to gross unrealized gains of $201,000 at June 30, 2006, primarily reflecting the positive impact of lower long term interest rates on one long term investment security in the available for sale portfolio. The weighted average remaining term to maturity of the Company’s total investment securities portfolio at September 30, 2006 was 10 months.
The balance of interest bearing deposits decreased by $3.6 million to $5.5 million at September 30, 2006 from $9.1 million at June 30, 2006. The decrease in interest bearing deposits was used to partially fund the decline in deposit liabilities, discussed above.
Non-performing assets consisted of $278,000 in non-accruing loans at September 30, 2006 compared to $327,000 at June 30, 2006. The allowance for loan losses increased $6,000, due to net recoveries, and amounted to $422,000, or 0.46% of total loans, at September 30, 2006 as compared to $416,000, or .45%, at June 30, 2006. The Company made no loan loss provisions during the quarter ended September 30, 2006. Non-accruing loans at September 30, 2006 consisted of $252,000 in one-to-four family residential mortgage loans and $26,000 in non-mortgage loans. At September 30, 2006 the Company’s ratio of allowance for loan losses to non-performing loans was 151.73% compared to 127.27% at June 30, 2006. Management believes that the current allowance for loan losses at September 30, 2006 was adequate to cover probable accrued losses in the portfolio.

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

	September 30,	June 30,
	2006	2006
	(Dollars in Thousands)
Non-Accruing Loans:
One-to-four family	$252	$295
Multi-family	—	—
Consumer	26	32
Commercial business	—	—

Total non-performing loans	$278	$327

Foreclosed Assets:
One-to-four family	—	—

Total foreclosed assets	—	—

Total non-performing assets	$278	$327

Total as a percentage of total assets	0.22%	0.25%

As of September 30, 2006, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION (continued)
The following table sets forth an analysis of the Company’s allowance for loan losses.

	Three Months Ended
	September 30,
	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$416	$457

Charge-offs:
One-to-four family loans	—	—
Consumer loans	—	1
Commercial business loans	—	—

Total charge-offs	—	1

Recoveries:
One-to-four family loans	—	—
Multi-family loans	—	—
Consumer loans	6	2

Total recoveries	6	2

Net (charge-offs) recoveries	6	1
Additions charged to operations	—	—

Balance at end of period	$422	$458

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%

Ratio of net charge-offs during the period to average non-performing assets	—%	—%

Allowance for loan losses to non-performing loans	151.73%	139.75%

Allowance for loan losses to total loans	0.46%	0.48%
At September 30, 2006, the Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for probable accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.
Deposits for the quarter ended September 30, 2006 decreased $4.5 million to $111.4 million as a result of withdrawals, net of deposits, in the amount of $5.0 million, offset by interest credited to deposits in the amount of $457,000. The net decrease in deposits is primarily attributed to increased competition for deposit accounts in a flat yield curve environment. The decrease in deposits is the result of a $2.3 million decrease in passbook deposit accounts, a $1.3 million decrease in demand deposit accounts, a $793,000 decrease in money market accounts and a $657,000 decrease in NOW accounts offset by a $555,000 increase in certificate of deposit accounts.
Stockholders’ equity increased $169,000, or 1.3%, to $13.5 million at September 30, 2006 from $13.3 million at June 30, 2006. The increase in stockholders’ equity was due to net income of $221,000 and an increase in accumulated other comprehensive income of $37,000 offset by the payment of cash dividends in the amount of $89,000.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
RESULTS OF OPERATIONS
Net income for the quarter ended September 30, 2006 was $221,000 compared to net income of $274,000 for the quarter ended September 30, 2005. Net income in the current quarter was decreased as the result of a $63,000 decrease in net interest income and a $68,000 decrease in non-interest income, offset by a $51,000 decrease in non-interest expense and a $27,000 decrease in income taxes.
The Company’s interest rate spread decreased modestly to 3.77% for the quarter ended September 30, 2006 from 3.78% for the prior year period. The decrease in interest rate spread reflects an increase in the Company’s average yield paid on interest costing deposits to 1.93% in the current period from 1.37% in the prior year period. The increase in the average yield paid on interest costing deposits offset an increase in the average yield earned on interest earning assets to 5.70% in the current period from 5.15% in the prior year period. The average balance of net earning assets (average interest earning assets minus average interest bearing liabilities) also decreased by $993,000 to $20.6 million compared with the prior year period.
Interest Income
Interest income increased $54,000, or 3.2%, for the quarter ended September 30, 2006 as compared to the same period last year. The increase in interest income is attributed to an increase in the average yield earned on interest earning assets to 5.70% for the quarter ended September 30, 2006 from 5.15% in the prior year quarter. The increase in the average yield earned on interest earning assets offset an $8.8 million decline in the average balance of interest earning assets to $122.7 million for the quarter ended September 30, 2006 compared to $131.5 million for the quarter ended September 30, 2005.
Interest on loans receivable decreased $11,000 for the quarter ended September 30, 2006 from the comparable quarter in 2005. The decrease in interest income was primarily attributed to a $3.9 million decrease in the average outstanding balance of net loans receivable to $91.2 million for the quarter ended September 30, 2006 from $95.1 million for the quarter ended September 30, 2005. The decrease in the average outstanding balance of loans receivable offset an increase in the average yield earned on loans receivable to 5.92% for the quarter ended September 30, 2006 as compared to 5.72% for the quarter ended September 30, 2005.
Interest on mortgage-backed securities increased $2,000, or 9.3%, for the quarter ended September 30, 2006 from the comparable quarter in 2005. The increase in interest income is attributed to an increase in the average yield earned on mortgage-backed securities to 5.32% for the quarter ended September 30, 2006 from 4.24% in the year earlier period. The increase in the average yield earned on mortgage-backed securities was offset by a $241,000 decrease in the average balance of mortgage-backed securities to $1.6 million from $1.9 million in the prior year quarter. The increase in the average yield earned on mortgage-backed securities was the result of the Company’s adjustable rate mortgage-backed securities re-pricing at higher yields as market interest rates increased between the two quarterly periods.
Interest on investment securities increased $138,000 to $260,000 for the quarter ended September 30, 2006 from $122,000 for the prior year period due to increases in both the average outstanding balance of investment securities and the average yield earned on investment securities. For the quarter ended September 30, 2006 the average outstanding balance of investment securities increased $8.2 million to $20.5 million from $12.3 million in the 2005 quarter. The average yield earned on investment securities also increased to 5.05% for the quarter ended September 30, 2006 from 3.95% in the year earlier period.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Interest Income (continued)
Interest earned on interest bearing deposits decreased $70,000 to $108,000 for the quarter ended September 30, 2006 from $178,000 for the prior year period. The decrease in interest income is attributed to a $12.9 million decrease in the average outstanding balance of interest bearing deposits to $8.2 million for the quarter ended September 30, 2006 from $21.1 million in the 2005 quarter. The decrease in the average outstanding balance of interest bearing deposits offset an increase in the average yield earned on interest bearing deposits to 5.26% for the quarter ended September 30, 2006 from 3.38% in the 2005 quarter.
Interest Expense
Interest expense increased $117,000, or 30.9%, for the quarter ended September 30, 2006 compared with the prior year quarter. The increase in interest expense is attributable to an increase in the average yield paid on interest costing deposits to 1.93% from 1.37% for the quarter ended September 30, 2005. The increase in the average yield paid on interest costing deposits was offset by a decrease in the average balance of interest costing deposits. The average balance of interest costing deposits decreased by $7.8 million to $102.1 million for the quarter ended September 30, 2006 from $109.9 million in the prior year quarter.
Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management’s periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company’s past loan loss experience, adverse situations that may affect borrowers’ ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $422,000, or .46% of total loans, at September 30, 2006 compared to $416,000, or .45% of total loans, at June 30, 2006. The $6,000 increase in the Company’s allowance for loan losses during the current quarter was the result of net recoveries. At September 30, 2006, after consideration of the high concentration of one-to-four family mortgage loans in the loan portfolio, peer data, current economic conditions, trends in the portfolio, the low level of loan charge offs and the strong housing market, the $422,000 allowance for loan losses was determined by the Company to be sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves. As a result, the Company made no loan loss provision during the quarter ended September 30, 2006.
Non-Interest Income
Non-interest income decreased $68,000 to $197,000 in the quarter ended September 30, 2006 as compared to the prior year quarter. The primary factors for the decrease in non-interest income were a $51,000 decrease in loan fees and service charges and an $18,000 decrease in deposit related fees offset by a $17,000 increase in gain on the sale of loans. The decrease in loan fees and service charges is primarily attributed to the decrease in portfolio loan originations, discussed above.
Non-Interest Expense
Non-interest expense decreased $51,000 to $1.1 million in the quarter ended September 30, 2006 as compared to the prior year quarter. The decrease in non-interest expense is primarily the result of a $20,000 decrease in computer software and support expense, a $17,000 decrease in staffing costs, a $15,000 decrease in professional fees and a $10,000 decrease in data processing fees, offset by a $13,000 increase in office occupancy expense. The decrease in staffing costs is primarily attributed to a $21,000 decrease in loan origination commissions and a $12,000 decrease in payroll expenses, offset by a $16,000 increase in the cost of employee benefits.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Income Taxes
Income taxes increased by $27,000 to $114,000 in the quarter ended September 30, 2006 from $141,000 for the same period last year. The decreased income tax provision was due to the decrease in operating income in the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management’s assessment of (i) the Company’s need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company’s asset/liability management program. At September 30, 2006 the Company had commitments to originate $667,000 in loans, all of which were one-to-four family loans as well as unused lines of credit of $4.5 million. At September 30, 2006 the Company had commitments to sell $398,000 in loans. Also on that date, the Company had $35.0 million of certificate of deposit accounts maturing within one year.
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
At September 30, 2006, the Association had tangible and core capital of $11.2 million, or 8.88% of adjusted total assets, which was approximately $9.3 million and $7.4 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.
At September 30, 2006, the Association had total capital of $11.6 million (including $11.2 million in core capital) and risk-weighted assets of $56.3 million, or total capital of 20.62% of risk-weighted assets. This amount was $7.1 million above the 8.0% requirement in effect on that date.
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

MIDLAND CAPITAL HOLDINGS CORPORATION AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, the Association is a party to legal proceedings wherein it enforces its security interest or is a defendant to certain lawsuits arising out of the ordinary course of its business. Neither the Company nor the Association believes that it is a party to any legal proceedings that will have a material adverse effect on its financial condition at this time.
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

MIDLAND CAPITAL HOLDINGS CORPORATION Registrant
DATE: November 14, 2006	BY:	/s/ Paul Zogas
Paul Zogas
President, Chief Executive Officer and Chief Financial Officer

DATE: November 14, 2006	BY:	/s/ Charles Zogas
Charles Zogas
Executive Vice President and Chief Operating Officer