Form 10QSB
period 2006-12-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2007-02-14
CIK 1061234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
As of February 14, 2007, the Issuer had
372,600 shares of Common Stock issued and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Statements of Financial Condition

	December 31,	June 30,
	2006	2006
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$2,914,501	2,204,602
Interest-bearing deposits	6,521,042	9,055,302

Total cash and cash equivalents	9,435,543	11,259,904
Investment securities available for sale, at fair value	21,053,125	21,021,975
Mortgage-backed securities, held to maturity (fair value:
December 31, 2006 - $1,588,399; June 30, 2006 - $1,688,292)	1,573,917	1,684,228
Loans receivable (net of allowance for loan losses:
December 31, 2006 - $421,920; June 30, 2006 - $415,666)	88,415,730	91,701,483
Loans receivable held for sale	146,500	843,090
Stock in Federal Home Loan Bank of Chicago	1,148,087	1,148,087
Other investments, available for sale	95,640	1,104
Accrued interest receivable	357,370	370,190
Office properties and equipment, net	2,152,030	2,240,702
Prepaid expenses and other assets	649,474	546,586

Total assets	$125,027,415	130,817,349

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$109,972,501	115,971,229
Advance payments by borrowers for taxes and insurance	1,032,340	1,127,293
Other liabilities	422,835	422,743

Total liabilities	111,427,676	117,521,265

Stockholders’ equity:
Preferred stock, $.01 par value: authorized 50,000 shares; none outstanding	—	—
Common stock, $.01 par value: authorized 600,000 shares; issued and outstanding 372,600 shares at December 31, 2006 and June 30, 2006	3,726	3,726
Additional paid-in capital	3,395,580	3,395,580
Retained earnings — substantially restricted	9,978,089	9,764,211
Accumulated other comprehensive income, net of income taxes	222,344	132,567

Total stockholders’ equity	13,599,739	13,296,084

Total liabilities and stockholders’ equity	$125,027,415	130,817,349

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Interest income:
Interest on loans	$1,298,862	1,348,897	2,648,839	2,709,508
Interest on mortgage-backed securities	22,700	20,497	44,459	40,410
Interest on investment securities	274,309	204,715	533,852	326,267
Interest on interest-bearing deposits	87,832	89,250	195,429	267,379
Dividends on FHLB stock	9,410	10,686	18,283	24,606

Total interest income	1,693,113	1,674,045	3,440,862	3,368,170

Interest expense:
Interest on deposits	515,178	390,907	1,007,852	767,106

Total interest expense	515,178	390,907	1,007,852	767,106

Net interest income	1,177,935	1,283,138	2,433,010	2,601,064
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,177,935	1,283,138	2,433,010	2,601,064

Non-interest income:
Loan fees and service charges	35,975	53,966	87,141	155,900
Commission income	10,756	10,832	22,350	21,470
Gain on sale of loans	24,767	9,811	51,063	19,044
Gain on sale of other assets	—	—	—	16,286
Deposit related fees	83,544	115,892	178,436	229,038
Other income	37,002	11,518	50,459	25,602

Total non-interest income	192,044	202,019	389,449	467,340

Non-interest expense:
Staffing costs	626,761	630,568	1,283,982	1,305,209
Advertising	17,696	16,099	35,591	33,005
Occupancy and equipment expenses	169,894	162,884	335,539	315,510
Data processing	45,425	43,763	89,432	98,133
Federal deposit insurance premiums	3,613	4,176	7,318	8,431
Other	246,921	243,740	475,716	509,266

Total non-interest expense	1,110,310	1,101,230	2,227,578	2,269,554

Income before income taxes	259,669	383,927	594,881	798,850
Income tax provision	88,183	130,535	202,155	271,609

Net income	$171,486	253,392	392,726	527,241

Earnings per share (basic)	$.46	.68	1.05	1.42

Earnings per share (diluted)	$.46	.68	1.05	1.42

Dividends declared per common share	$.24	.22	.48	.44

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at June 30, 2006	$3,726	3,395,580	9,764,211	132,567	13,296,084

Comprehensive Income:
Net income			392,726		392,726
Other comprehensive income, net of tax:
Unrealized holding gain during the period				89,777	89,777

Total comprehensive income			392,726	89,777	482,503
Dividends declared on common stock ($0.48 per share)			(178,848)		(178,848)

Balance at December 31, 2006	$3,726	3,395,580	9,978,089	222,344	13,599,739

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$392,726	527,241
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	113,051	105,009
Net accretion on securities	(496,352)	(288,766)
Federal Home Loan Bank stock dividend	—	(24,587)
Proceeds from sale of loans held for sale	3,670,916	1,318,782
Origination of loans held for sale	(2,934,750)	(1,204,400)
Gain on sale of loans	(51,063)	(19,044)
Gain on sale of other assets	—	(16,286)
Decrease in accrued interest receivable	12,820	22,782
Increase in accrued interest payable	645	1,276
Increase (decrease) in deferred income on loans	25,449	(1)
Increase in other assets	(137,650)	(181,502)
(Decrease) increase in other liabilities	(553)	98,911

Net cash provided by operating activities	595,239	339,415

Cash flows from investing activities:
Proceeds from repayments of mortgage backed securities, held to maturity	110,311	120,364
Proceeds from maturities of investment securities, available for sale	20,000,000	—
Purchase of investment securities, available for sale	(19,493,307)	(19,632,588)
Loan disbursements	(4,774,609)	(11,892,152)
Loan repayments	8,034,913	12,376,730
Proceeds from sale of other assets	—	16,286
Property and equipment expenditures	(24,379)	(80,784)

Net cash provided by (for) investing activities	3,852,929	(19,092,144)

Cash flows from financing activities:
Deposit account receipts	153,681,353	183,923,004
Deposit account withdrawals	(160,615,507)	(189,571,970)
Interest credited to deposit accounts	935,426	728,167
Payment of dividends	(178,848)	(163,944)
Decrease in advance payments by borrowers for taxes and insurance	(94,953)	(27,486)

Net cash provided for financing activities	(6,272,529)	(5,112,229)

Net change in cash and cash equivalents	(1,824,361)	(23,864,958)
Cash and cash equivalents at beginning of period	11,259,904	36,709,593

Cash and cash equivalents at end of period	$9,435,543	12,844,635

Cash paid during the period for:
Interest	$1,007,207	765,830
Income taxes	183,501	214,361

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note A — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire year.
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
Note C — Earnings Per Share
Earnings per share for the three month and six month periods ended December 31, 2006 and 2005 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.
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
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for uncertainty in Income Taxes, an interpretation of SFAS 109 (“FIN 48”) which establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109, Account for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.
Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on July 1, 2007. The Company is evaluating the impact of adoption of FIN 48 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

Note E — Effect of New Accounting Pronouncements (continued)
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statement for an interim period within that fiscal year. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial condition or results of operations.
In September 2006, the U.S. Securities Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAF 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact, if any, that SAB 108 will have on its financial condition and results of operations.
In October 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), which does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of SFAS 158 to have a significant impact on its financial condition and results of operations since the Company participates in a multi-employer defined benefit pension plan.
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
GENERAL
Midland Capital Holdings Corporation (the “Company”) is a Delaware corporation that was organized for the purpose of becoming the thrift holding company for Midland Federal Savings and Loan Association (the “Association” or “Midland Federal”). At December 31, 2006, there were 372,600 shares of the Company’s common stock outstanding.
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
The Association’s primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2006, Midland Federal’s capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 8.95% and a risk-based capital ratio of 20.95%.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION
At December 31, 2006, total assets of the Company decreased by $5.8 million to $125.0 million from $130.8 million at June 30, 2006. The decrease was the result of redemptions of cash equivalents and repayments of net loans receivable, the proceeds of which were used to fund a $6.0 million decline in deposit balances to $110.0 million at December 31, 2006.
Loans receivable decreased $3.3 million to $88.4 million at December 31, 2006 due to a decline in portfolio loan originations. The Company originated $4.8 million of portfolio loans during the six months ended December 31, 2006 compared to portfolio loan originations of $11.9 million during the 2005 period. The decline in portfolio loan origination volume in the current six month period was due in part to an emphasis on originations of loans held for sale which increased to $2.9 million during the six months ended December 31, 2006 compared to $1.2 million during the prior year period. We increased our originations of loans held for sale as we determined to limit fixed rate portfolio loan originations in view of the possibility of an increase in long term interest rates. Proceeds from the sale of loans held for sale also increased to $3.7 million during the six months ended December 31, 2006 compared to $1.3 million during the 2005 period. Portfolio loan repayments declined to $8.0 million during the six months ended December 31, 2006 compared with $12.4 million during the 2005 period. There were no new purchases of mortgage-backed securities during the six months ended December 31, 2006 and as a result, the balance of mortgage-backed securities decreased by $110,000 to $1.6 million due to repayments.
The balance of investment securities available for sale remained stable at $21.1 million at December 31, 2006. The investment securities portfolio at December 31, 2006 was largely comprised of six month United States Treasury Securities in order to take advantage of higher short term interest rates. Gross unrealized gains in the available for sale investment securities portfolio were $242,000 at December 31, 2006 compared to gross unrealized gains of $201,000 at June 30, 2006, primarily reflecting the positive impact of lower long term interest rates on one long term investment security in the available for sale portfolio. The weighted average remaining term to maturity of the Company’s total investment securities portfolio at December 31, 2006 was 8 months.
The balance of other investments available for sale totaled $95,000 at December 31, 2006 compared to $1,000 at June 30, 2006. The increase was due to the conversion of a non-marketable equity security to common stock in a publicly traded equity security, receipt of common stock in a publicly traded company in a tax-free spinoff transaction and the resulting unrealized gains recorded on these marketable equity securities.
The balance of interest bearing deposits decreased by $2.6 million to $6.5 million at December 31, 2006 from $9.1 million at June 30, 2006. The decrease in interest bearing deposits was used to partially fund the decline in deposit liabilities, discussed above.
Non-performing assets consisted of $527,000 in non-accruing loans at December 31, 2006 compared to $327,000 at June 30, 2006. The allowance for loan losses increased $6,000, due to net recoveries, and amounted to $422,000, or 0.47% of total loans, at December 31, 2006 as compared to $416,000, or         .45%, at June 30, 2006. The Company made no loan loss provisions during the six months ended December 31, 2006. Non-accruing loans at December 31, 2006 consisted of $501,000 in one-to-four family residential mortgage loans and $26,000 in non-mortgage loans. At December 31, 2006 the Company’s ratio of allowance for loan losses to non-performing loans was 80.07% compared to 127.27% at June 30, 2006. Management believes that the current allowance for loan losses at December 31, 2006 was adequate to cover probable accrued losses in the portfolio.

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

	December 31,	June 30,
	2006	2006
	(Dollars in Thousands)
Non-Accruing Loans:
One-to-four family	$501	$295
Multi-family	—	—
Consumer	23	32
Commercial business	3	—

Total non-performing loans	$527	$327

Foreclosed Assets:
One-to-four family	—	—

Total foreclosed assets	—	—

Total non-performing assets	$527	$327

Total as a percentage of total assets	0.42%	0.25%

As of December 31, 2006, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION (continued)
The following table sets forth an analysis of the Company’s allowance for loan losses.

	Six Months Ended
	December 31,
	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$416	$457

Charge-offs:
One-to-four family loans	—	—
Consumer loans	—	9
Commercial business loans	—	—

Total charge-offs	—	9

Recoveries:
One-to-four family loans	—	—
Multi-family loans	—	—
Consumer loans	6	2

Total recoveries	6	2

Net recoveries (charge-offs)	6	(7)
Additions charged to operations	—	—

Balance at end of period	$422	$450

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	.01%
Ratio of net charge-offs during the period to average non-performing assets	—%	2.29%
Allowance for loan losses to non-performing loans	80.07%	171.95%
Allowance for loan losses to total loans	0.47%	0.48%
The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers adequate to provide for probable accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.
Deposits for the six months ended December 31, 2006 decreased $6.0 million to $110.0 million as a result of withdrawals, net of deposits, in the amount of $6.9 million, offset by interest credited to deposits in the amount of $935,000. The net decrease in deposits is primarily attributed to increased competition for deposit accounts in a flat yield curve environment. The decrease in deposits is the result of a $3.1 million decrease in passbook deposit accounts, a $1.7 million decrease in demand deposit accounts, a $959,000 decrease in money market accounts and an $801,000 decrease in NOW accounts offset by a $578,000 increase in certificate of deposit accounts.
Stockholders’ equity increased $304,000, or 2.3%, to $13.6 million at December 31, 2006 from $13.3 million at June 30, 2006. The increase in stockholders’ equity was due to net income of $393,000 and an increase in accumulated other comprehensive income of $90,000 offset by the payment of cash dividends in the amount of $179,000.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
RESULTS OF OPERATIONS
Net income for the quarter ended December 31, 2006 was $171,000 compared to net income of $253,000 for the quarter ended December 31, 2005. Net income decreased in the current quarter, compared to the prior year quarter, as the result of a $105,000 decrease in net interest income, a $10,000 decrease in non-interest income and a $9,000 increase in non-interest expense, offset by a $42,000 decrease in income taxes.
For the six months ended December 31, 2006 the Company had net income of $393,000 compared to net income of $527,000 for the six months ended December 31, 2005. Net income decreased in the six months ended December 31, 2006, compared to the prior year period, as the result of a $168,000 decrease in net interest income and a $78,000 decrease in non-interest income, offset by a $42,000 decrease in non-interest expense and a $70,000 decrease in income taxes.
The Company’s interest rate spread decreased to 3.58% for the quarter ended December 31, 2006 from 3.82% for the prior year quarter. The decrease in interest rate spread reflects an increase in the Company’s average yield paid on interest costing deposits to 2.06% in the current quarter from 1.47% in the prior year quarter. The increase in the average yield paid on interest costing deposits more than offset an increase in the average yield earned on interest earning assets to 5.64% in the current quarter from 5.29% in the prior year quarter. The average balance of net earning assets (average interest earning assets minus average interest bearing liabilities) also decreased by $302,000 to $20.1 million compared with the prior year quarter.
For the six months ended December 31, 2006, interest rate spread decreased to 3.67% compared to 3.80% in the prior year six month period. Interest rate spread decreased in the six months ended December 31, 2006 compared with the prior year period also as a result of an increase in the average yield paid on interest costing deposits which more than offset an increase in the average yield earned on interest earning assets. For the six months ended December 31, 2006, the average outstanding balance of interest earning assets decreased to $121.4 million from $129.0 million for the prior year period. The average balance of net earning assets in the six months ended December 31, 2006 also decreased by $647,000 to $20.4 million compared with the prior year period.
Interest Income
Interest income increased $19,000, or 1.1%, for the quarter ended December 31, 2006 as compared to the same period last year. The increase in interest income is attributed to an increase in the average yield earned on interest earning assets to 5.64% for the quarter ended December 31, 2006 from 5.29% in the prior year quarter. The increase in the average yield earned on interest earning assets offset a $6.5 million decline in the average balance of interest earning assets to $120.0 million for the quarter ended December 31, 2006 compared to $126.5 million for the quarter ended December 31, 2005.
For the six months ended December 31, 2006, interest income increased $73,000, or 2.2%, from the 2005 period. The increase in interest income for the current six month period was the result of an increase in the average yield earned on interest earning assets which offset a decrease in the average outstanding balance of interest earning assets. The average yield on interest earning assets increased to 5.67% compared to 5.22% for the year earlier period. The average outstanding balance of interest earning assets decreased by $7.6 million to $121.4 million for the six months ended December 31, 2006 from $129.0 million for the prior year period.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Interest Income (continued)
Interest on loans receivable decreased $50,000, or 3.7%, for the quarter ended December 31, 2006 from the comparable quarter in 2005. The decrease in interest income was primarily attributed to a $4.6 million decrease in the average outstanding balance of net loans receivable to $89.5 million for the quarter ended December 31, 2006 from $94.1 million for the quarter ended December 31, 2005. The decrease in the average outstanding balance of loans receivable offset an increase in the average yield earned on loans receivable to 5.81% for the quarter ended December 31, 2006 as compared to 5.73% for the quarter ended December 31, 2005.
Interest on mortgage-backed securities increased $2,000, or 10.7%, for the quarter ended December 31, 2006 from the comparable quarter in 2005. The increase in interest income is attributed to an increase in the average yield earned on mortgage-backed securities to 5.71% for the quarter ended December 31, 2006 from 4.49% in the year earlier period. The increase in the average yield earned on mortgage-backed securities offset a $236,000 decrease in the average balance of mortgage-backed securities to $1.6 million from $1.8 million in the prior year quarter. The increase in the average yield earned on mortgage-backed securities was the result of the Company’s adjustable rate mortgage-backed securities re-pricing at higher yields as market interest rates increased between the two quarterly periods.
Interest on investment securities increased $69,000, or 34.0%, to $274,000 for the quarter ended December 31, 2006 from $205,000 for the prior year period due to an increase in the average yield earned on investment securities. For the quarter ended December 31, 2006 the average yield earned on investment securities increased to 5.22% from 3.88% in the prior year quarter due to an increase in yield on the portfolio of six month treasury bill securities.
Interest earned on interest bearing deposits decreased $1,000 to $88,000 for the quarter ended December 31, 2006 from the prior year quarter. The decrease in interest income is attributed to a $1.6 million decrease in the average outstanding balance of interest bearing deposits to $6.8 million for the quarter ended December 31, 2006 from $8.4 million in the 2005 quarter. The decrease in the average outstanding balance of interest bearing deposits offset an increase in the average yield earned on interest bearing deposits to 5.16% for the quarter ended December 31, 2006 from 4.28% in the 2005 quarter.
For the six months ended December 31, 2006, interest on loans receivable decreased $61,000, or 2.2%, compared with the prior year period. The decrease in interest income was primarily attributed to a $4.3 million decrease in the average outstanding balance of net loans receivable to $90.3 million for the six months ended December 31, 2006 from $94.6 million for the six months ended December 31, 2005. The decline in the average outstanding balance of net loans receivable offset an increase in the average yield earned on loans receivable to 5.86% for the six months ended December 31, 2006 as compared to 5.73% for the prior year period.
For the six months ended December 31, 2006 interest earned on mortgage backed securities increased $4,000 to $44,000. The increase in interest income is attributed to an increase in the average yield earned on mortgage-backed securities to 5.51% for the six months ended December 31, 2006 from 4.37% for the comparable prior year period. The increase in the average yield earned on mortgage-backed securities offset a decrease in the average outstanding balance of mortgage-backed securities to $1.6 million for the six months ended December 31, 2006 from $1.9 million for the six months ended December 31, 2005.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Interest Income (continued)
For the six months ended December 31, 2006 interest earned on investment securities increased $208,000, or 63.6%, to $534,000. The increase in interest income is attributed to increases in both the average outstanding balance of investment securities and the average yield earned on investment securities. For the six months ended December 31, 2006 the average outstanding balance of investment securities increased $4.1 million to $20.8 million from $16.7 million in the 2005 quarter. The average yield earned on investment securities also increased to 5.14% for the six months ended December 31, 2006 from 3.91% in the year earlier period.
For the six months ended December 31, 2006 interest earned on interest bearing deposits decreased $72,000, or 26.9%, from the year earlier period. The decrease in interest income was due to a $7.2 million decrease in the average outstanding balance of interest bearing deposits to $7.5 million for the six months ended December 31, 2006 from $14.7 million for the comparable prior year period. The decrease in the average outstanding balance of interest bearing deposits was offset by an increase in the average yield earned on interest bearing deposits to 5.22% for the six months ended December 31, 2006 from 3.63% for the prior year period.
Interest Expense
Interest expense increased $124,000, or 31.8%, for the quarter ended December 31, 2006 compared with the prior year quarter. The increase in interest expense is attributable to an increase in the average yield paid on interest costing deposits to 2.06% for the quarter ended December 31, 2006 from 1.47% for the quarter ended December 31, 2005. The increase in the average yield paid on interest costing deposits was offset by a decrease in the average balance of interest costing deposits. The average balance of interest costing deposits decreased by $6.1 million to $100.0 million for the quarter ended December 31, 2006 from $106.1 million in the prior year quarter.
For the six months ended December 31, 2006 interest expense increased $240,000, or 31.4%, to $1.0 million from $767,000 for the prior year period. The increase in interest expense in the six month period is also the result of an increase in the average yield paid on interest costing deposits offset by a decline in the average outstanding balance of interest costing deposits. For the six months ended December 31, 2006 the average yield paid on interest costing deposits increased to 2.00% from 1.42% for the six months ended December 31, 2005 and the average outstanding balance of interest costing deposits decreased by $7.0 million to $101.0 million from $108.0 million for the comparable prior year period.
Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management’s periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company’s past loan loss experience, adverse situations that may affect borrowers’ ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $422,000, or .47% of total loans, at December 31, 2006 compared to $416,000, or .45% of total loans, at June 30, 2006. The $6,000 increase in the Company’s allowance for loan losses during the current six month period was the result of net recoveries. At December 31, 2006, after consideration of the high concentration of one-to-four family mortgage loans in the loan portfolio, peer data, current economic conditions, trends in the portfolio, the low level of loan charge offs and the strong housing market, the $422,000 allowance for loan losses was determined by the Company to be sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves. As a result, the Company made no loan loss provisions during the three and six months ended December 31, 2006.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Non-Interest Income
Non-interest income decreased $10,000 to $192,000 in the quarter ended December 31, 2006 as compared to the prior year quarter. The primary factors for the decrease in non-interest income were an $18,000 decrease in loan fees and service charges and a $32,000 decrease in deposit related fees offset by a $24,000 recovery of data communication charges billed in error and a $15,000 increase in gain on the sale of loans. The decrease in loan fees and service charges is primarily attributed to the decrease in portfolio loan volume, discussed above.
For the six months ended December 31, 2006 non-interest income decreased $78,000 to $389,000 from $467,000 in the prior year period. The primary factors for the decrease in non-interest income were a $69,000 decrease in loan fees and service charges and a $51,000 decrease in deposit related fees offset by a $32,000 increase in profit on the sale of loans and the $24,000 recovery of data communication charges, discussed above. Non-interest income was increased in the prior year period as a result of a $16,000 gain from additional proceeds received in the prior year period on the sale of Midland Federal’s investment in Intrieve, Incorporated.
Non-Interest Expense
Non-interest expense increased $9,000 to $1.1 million in the quarter ended December 31, 2006 as compared to the prior year quarter. The increase in non-interest expense is primarily the result of an $8,000 increase in computer software and support expense and a $7,000 increase in office occupancy expense offset by a $4,000 decrease in staffing costs.
For the six months ended December 31, 2006 non-interest expense decreased $42,000 to $2.2 million compared with the prior year period. The primary factors for the decrease in non-interest expense in the current six month period were a $21,000 decrease in staffing expense, a $12,000 decrease in computer software and support expense, a $9,000 decrease in data processing fees and a $7,000 decrease in professional fees offset by a $20,000 increase in office occupancy expense. The decrease in staffing expense is primarily attributed to a $23,000 decrease in loan origination commissions due to a decrease in lending volume and a $24,000 decrease in payroll expenses, offset by a $26,000 increase in the cost of employee benefits.
Income Taxes
Income taxes decreased by $42,000 to $88,000 in the quarter ended December 31, 2006 from $131,000 for the same period last year. The decreased income tax provision was due to the decrease in operating income in the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005.
For the six months ended December 31, 2006 income taxes decreased $70,000 to $202,000 compared to $272,000 in the prior year period. The decreased income tax provision was due to the decrease in operating income in the six months ended December 31, 2006 as compared to the six months ended December 31, 2005. The effective income tax rate in all periods presented was 34.0%.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management’s assessment of (i) the Company’s need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company’s asset/liability management program. At December 31, 2006 the Company had no commitments to originate loans for the portfolio other than unused lines of credit in the amount of $4.4 million. At December 31, 2006 the Company had commitments to sell $257,000 in loans. Also on that date, the Company had $35.9 million of certificate of deposit accounts maturing within one year, which management generally expects to retain.
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
At December 31, 2006, the Association had tangible and core capital of $11.2 million, or 8.95% of adjusted total assets, which was approximately $9.3 million and $7.4 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.
At December 31, 2006, the Association had total capital of $11.6 million (including $11.2 million in core capital) and risk-weighted assets of $55.1 million, or total capital of 21.12% of risk-weighted assets. This amount was $7.2 million above the 8.0% requirement in effect on that date.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On October 18, 2006 the shareholders held their annual meeting to consider and act upon the election of Mr. Algerd Brazis and Mr. Charles Zogas to serve as directors for terms of three years and the ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2007. Both of the foregoing items were approved by the shareholders at the meeting by the following vote totals based upon 372,600 shares outstanding and entitled to vote at the meeting.
I.	Election of Directors — 353,518 shares voted, as follows: Algerd Brazis: 337,718 votes FOR; 15,800 votes WITHHELD. Charles Zogas: 337,718 votes FOR; 15,800 votes WITHHELD.

II.
Ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2007 — 353,518 shares voted, as follows:
FOR:              353,518
AGAINST:           -0-
ABSTAIN:           -0-

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

MIDLAND CAPITAL HOLDINGS CORPORATION Registrant
DATE: February 14, 2007	By:	/s/ Paul Zogas
Paul Zogas
President, Chief Executive Officer and Chief Financial Officer

DATE: February 14, 2007	By:	/s/ Charles Zogas
Charles Zogas
Executive Vice President and Chief Operating Officer