Form 10QSB
period 2007-03-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2007-05-14
CIK 1061234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
As of May 14, 2007, the Issuer had
372,600 shares of Common Stock issued and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Statements of Financial Condition

	March 31,	June 30,
	2007	2006
	(Unaudited)
Assets
Cash and amounts due from depository institutions	$2,554,822	2,204,602
Interest-bearing deposits	10,407,530	9,055,302

Total cash and cash equivalents	12,962,352	11,259,904
Investment securities available for sale, at fair value	20,922,775	21,021,975
Mortgage-backed securities, held to maturity (fair value:
March 31, 2007 - $1,531,164; June 30, 2006 - $1,688,292)	1,517,660	1,684,228
Loans receivable (net of allowance for loan losses:
March 31, 2007 - $421,920; June 30, 2006 - $415,666)	85,369,049	91,701,483
Loans receivable held for sale	—	843,090
Stock in Federal Home Loan Bank of Chicago	1,148,087	1,148,087
Other Investments, available for sale	97,456	1,104
Accrued interest receivable	365,120	370,190
Office properties and equipment, net	2,096,872	2,240,702
Prepaid expenses and other assets	595,407	546,586

Total assets	$125,074,778	130,817,349

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$110,279,517	115,971,229
Advance payments by borrowers for taxes and insurance	699,646	1,127,293
Other liabilities	422,154	422,743

Total liabilities	111,401,317	117,521,265

Stockholders’ equity:
Preferred stock, $.01 par value: authorized 50,000 shares; none outstanding	—	—
Common stock, $.01 par value: authorized 600,000 shares; issued and outstanding 372,600 shares at March 31, 2007 and June 30, 2006	3,726	3,726
Additional paid-in capital	3,395,580	3,395,580
Retained earnings — substantially restricted	10,052,994	9,764,211
Accumulated other comprehensive income, net of income taxes	221,161	132,567

Total stockholders’ equity	13,673,461	13,296,084

Total liabilities and stockholders’ equity	$125,074,778	130,817,349

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Interest income:
Interest on loans	$1,267,497	1,370,266	3,916,335	4,079,774
Interest on mortgage-backed securities	22,415	20,547	66,874	60,958
Interest on investment securities	268,142	192,526	801,994	518,793
Interest on interest-bearing deposits	117,366	122,097	312,796	389,475
Dividends on FHLB stock	9,609	8,642	27,892	33,248

Total interest income	1,685,029	1,714,078	5,125,891	5,082,248

Interest expense:
Interest on deposits	526,848	425,659	1,534,700	1,192,765

Total interest expense	526,848	425,659	1,534,700	1,192,765

Net interest income	1,158,181	1,288,419	3,591,191	3,889,483
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,158,181	1,288,419	3,591,191	3,889,483

Non-interest income:
Loan fees and service charges	55,935	46,019	143,076	201,918
Commission income	25,466	19,192	47,816	40,661
Gain on sale of loans	31,714	13,381	82,777	32,426
Gain on sale of other assets	—	—	—	16,286
Deposit related fees	75,678	109,491	254,114	338,529
Other income	14,214	11,200	64,673	36,802

Total non-interest income	203,007	199,283	592,456	666,622

Non-interest expense:
Staffing costs	643,598	653,719	1,927,580	1,958,929
Advertising	14,290	15,512	49,881	48,517
Occupancy and equipment expenses	177,858	177,276	513,397	492,785
Data processing	52,038	52,721	141,470	150,854
Federal deposit insurance premiums	3,407	4,029	10,725	12,460
Other	221,245	246,081	696,960	755,347

Total non-interest expense	1,112,436	1,149,338	3,340,013	3,418,892

Income before income taxes	248,752	338,364	843,634	1,137,213
Income tax provision	84,424	115,044	286,579	386,652

Net income	$164,328	223,320	557,055	750,561

Earnings per share (basic)	$.44	.60	1.50	2.01

Earnings per share (diluted)	$.44	.60	1.50	2.01

Dividends declared per common share	$.24	.22	.72	.66

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at June 30, 2006	$3,726	3,395,580	9,764,211	132,567	13,296,084

Comprehensive Income:

Net income			557,055		557,055

Other comprehensive income, net of tax:

Unrealized holding gain during the period				88,594	88,594

Total comprehensive income			557,055	88,594	645,649

Dividends declared on common stock ($0.72 per share)			(268,272)		(268,272)

Balance at March 31, 2007	$3,726	3,395,580	10,052,994	221,161	13,673,461

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$557,055	750,561
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	168,809	158,305
Net accretion on securities	(745,744)	(462,543)
Federal Home Loan Bank stock dividend	—	(24,587)
Proceeds from sale of loans held for sale	6,583,274	2,534,462
Origination of loans held for sale	(5,673,600)	(2,769,703)
Gain on sale of loans	(82,777)	(32,426)
Gain on sale of other assets	—	(16,286)
Decrease (increase) in accrued interest receivable	5,070	(3,281)
Increase in accrued interest payable	912	300
Increase in deferred income on loans	27,868	3,470
Increase in other assets	(78,268)	(187,995)
(Decrease) increase in other liabilities	(1,501)	59,500

Net cash provided by operating activities	761,098	9,777

Cash flows from investing activities:
Proceeds from repayments of mortgage backed securities, held to maturity	166,568	196,952
Proceeds from maturities of investment securities, available for sale	35,000,000	20,000,000
Purchase of investment securities, available for sale	(34,117,174)	(34,294,245)
Loan disbursements	(7,242,854)	(14,608,912)
Loan repayments	13,547,420	15,941,011
Proceeds from sale of other assets	—	16,286
Property and equipment expenditures	(24,979)	(148,504)

Net cash provided by (for) investing activities	7,328,981	(12,897,412)

Cash flows from financing activities:
Deposit account receipts	233,524,306	268,426,852
Deposit account withdrawals	(240,633,213)	(276,764,413)
Interest credited to deposit accounts	1,417,195	1,125,820
Payment of dividends	(268,272)	(245,916)
Decrease in advance payments by borrowers for taxes and insurance	(427,647)	(272,145)

Net cash provided for financing activities	(6,387,631)	(7,729,802)

Net change in cash and cash equivalents	1,702,448	(20,617,437)
Cash and cash equivalents at beginning of period	11,259,904	36,709,593

Cash and cash equivalents at end of period	$12,962,352	16,092,156

Cash paid during the period for:
Interest	$1,533,788	1,192,465
Income taxes	262,456	327,049

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note A — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.
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
Note C — Earnings Per Share
Earnings per share for the three month and nine month periods ended March 31, 2007 and 2006 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.
Note D — Industry Segments
The Company operates principally in the thrift industry through its subsidiary savings and loan. As such, substantially all of the Company’s revenues, net income, identifiable assets and capital expenditures are related to thrift operations.
Note E — Effect of New Accounting Pronouncements
In December 2004, the FASB issued Statement No. 123R “Shared-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The effective date of SFAS No. 123R is the beginning of the Company’s next fiscal year that begins after December 15, 2005.

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
The Company adopted SFAS No. 123R effective July 1, 2006. The adoption of SFAS No. 123R did not have any impact on the Company’s financial position or results of operations as there are currently no outstanding options. Future levels of compensation cost recognized related to shared-based compensation awards may be impacted by new awards and/or modification, repurchases, and cancellations of existing awards after the adoption of this standard.
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
Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on July 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial condition or results of operations.

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
In September 2006, the U.S. Securities Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The application of SAB 108 did not have an impact on the Company’s financial condition or results of operations.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Company’s financial condition and results of operations.
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
GENERAL
Midland Capital Holdings Corporation (the “Company”) is a Delaware corporation that was organized for the purpose of becoming the thrift holding company for Midland Federal Savings and Loan Association (the “Association” or “Midland Federal”). At March 31, 2007, there were 372,600 shares of the Company’s common stock outstanding.
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
The Association’s primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2007, Midland Federal’s capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 8.91% and a risk-based capital ratio of 21.25%.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION
At March 31, 2007, total assets of the Company decreased by $5.7 million to $125.1 million from $130.8 million at June 30, 2006. The decrease was the result of repayments of net loans receivable, the proceeds of which were used to fund a $5.7 million decline in deposit balances to $110.3 million at March 31, 2007.
Loans receivable decreased $6.3 million to $85.4 million at March 31, 2007 due to a decline in portfolio loan originations. The Company originated $7.2 million of portfolio loans during the nine months ended March 31, 2007 compared to portfolio loan originations of $14.6 million during the 2006 period. The decline in portfolio loan origination volume in the current nine month period was due in part to an emphasis on originations of loans held for sale which increased to $5.7 million during the nine months ended March 31, 2007 compared to $2.8 million during the prior year period. We increased our originations of loans held for sale as we determined to limit fixed rate portfolio loan originations in view of the possibility of an increase in long term interest rates. Proceeds from the sale of loans held for sale also increased to $6.6 million during the nine months ended March 31, 2007 compared to $2.5 million during the 2006 period. Portfolio loan repayments declined to $13.5 million during the nine months ended March 31, 2007 compared with $15.9 million during the 2006 period. There were no new purchases of mortgage-backed securities during the nine months ended March 31, 2007 and as a result, the balance of mortgage-backed securities decreased by $167,000 to $1.5 million due to repayments.
The balance of investment securities available for sale remained stable at $20.9 million at March 31, 2007. The investment securities portfolio at March 31, 2007 was largely comprised of six month United States Treasury Securities in order to take advantage of higher short term interest rates. Gross unrealized gains in the available for sale investment securities portfolio were $239,000 at March 31, 2007 compared to gross unrealized gains of $201,000 at June 30, 2006, primarily reflecting the positive impact of lower long term interest rates on one long term investment security in the available for sale portfolio. The weighted average remaining term to maturity of the Company’s total investment securities portfolio at March 31, 2007 was 10 months.
The balance of other investments available for sale totaled $97,000 at March 31, 2007 compared to $1,000 at June 30, 2006. The increase was due to the conversion of a non-marketable equity security to common stock in two publicly traded equity securities and the resulting unrealized gains recorded on these marketable equity securities.
The balance of interest bearing deposits increased by $1.3 million to $10.4 million at March 31, 2007 from $9.1 million at June 30, 2006. The Company continued to maintain a higher balance of interest bearing deposits in light of the higher short term interest rate environment.
Non-performing assets consisted of $834,000 in non-accruing loans at March 31, 2007 compared to $327,000 at June 30, 2006. The allowance for loan losses increased $6,000, due to net recoveries, and amounted to $422,000, or 0.49% of total loans, at March 31, 2007 as compared to $416,000, or ..45% of total loans, at June 30, 2006. The Company made no loan loss provisions during the nine months ended March 31, 2007. Non-accruing loans at March 31, 2007 consisted of $808,000 in one-to-four family residential mortgage loans and $26,000 in non-mortgage loans. At March 31, 2007 the Company’s ratio of allowance for loan losses to non-performing loans was 50.61% compared to 127.27% at June 30, 2006. Management believes that the current allowance for loan losses at March 31, 2007 was adequate to cover probable accrued losses in the portfolio.

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

	March 31,	June 30,
	2007	2006
	(Dollars in Thousands)
Non-Accruing Loans:
One-to-four family	$808	$295
Multi-family	—	—
Consumer	26	32
Commercial business	—	—

Total non-performing loans	$834	$327

Foreclosed Assets:
One-to-four family	—	—

Total foreclosed assets	—	—

Total non-performing assets	$834	$327

Total as a percentage of total assets	0.67%	0.25%

As of March 31, 2007, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION (continued)
The following table sets forth an analysis of the Company’s allowance for loan losses.

	Nine Months Ended
	March 31,
	2007	2006
	(Dollars in Thousands)
Balance at beginning of period	$416	$457

Charge-offs:
One-to-four family loans	—	—
Multi-family loans	—	—
Consumer loans	—	17

Total charge-offs	—	17

Recoveries:
One-to-four family loans	—	—
Multi-family loans	—	—
Consumer loans	6	2

Total recoveries	6	2

Net recoveries (charge-offs)	6	(15)
Additions charged to operations	—	—

Balance at end of period	$422	$442

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	.02%

Ratio of net charge-offs during the period to average non-performing assets	—%	5.32%

Allowance for loan losses to non-performing loans	50.61%	189.79%

Allowance for loan losses to total loans	0.49%	0.47%
The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers adequate to provide for probable accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.
Deposits for the nine months ended March 31, 2007 decreased $5.7 million to $110.3 million as a result of withdrawals, net of deposits, in the amount of $7.1 million, offset by interest credited to deposits in the amount of $1.4 million. The net decrease in deposits is primarily attributed to increased competition for deposit accounts in a flat yield curve environment. The decrease in deposits is the result of a $3.5 million decrease in passbook deposit accounts due to consumer preference for certificates of deposit account in a higher interest rate environment, a $1.7 million decrease in demand deposit accounts, a $1.2 million decrease in money market accounts and a $670,000 decrease in NOW accounts offset by a $1.4 million increase in certificate of deposit accounts.
Stockholders’ equity increased $377,000, or 2.8%, to $13.7 million at March 31, 2007 from $13.3 million at June 30, 2006. The increase in stockholders’ equity was due to net income of $557,000 and an increase in accumulated other comprehensive income of $88,000 offset by the payment of cash dividends in the amount of $268,000.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
RESULTS OF OPERATIONS
Net income for the quarter ended March 31, 2007 was $164,000 compared to net income of $223,000 for the quarter ended March 31, 2006. Net income decreased in the current quarter, compared to the prior year quarter, as the result of a $130,000 decrease in net interest income offset by a $4,000 increase in non-interest income, a $37,000 decrease in non-interest expense and a $30,000 decrease in income taxes.
For the nine months ended March 31, 2007 the Company had net income of $557,000 compared to net income of $751,000 for the nine months ended March 31, 2006. Net income decreased in the nine months ended March 31, 2007, compared to the prior year period, as the result of a $299,000 decrease in net interest income and a $74,000 decrease in non-interest income, offset by a $79,000 decrease in non-interest expense and a $100,000 decrease in income taxes.
The Company’s interest rate spread decreased to 3.54% for the quarter ended March 31, 2007 from 3.81% for the prior year quarter. The decrease in interest rate spread reflects an increase in the Company’s average yield paid on interest costing deposits to 2.11% in the current quarter from 1.62% in the prior year quarter. The increase in the average yield paid on interest costing deposits more than offset an increase in the average yield earned on interest earning assets to 5.65% in the current quarter from 5.43% in the prior year quarter. The average balance of net earning assets (average interest earning assets minus average interest bearing liabilities) also decreased by $1.6 million to $19.3 million compared with the prior year quarter.
For the nine months ended March 31, 2007, interest rate spread decreased to 3.63% compared to 3.81% in the prior year nine month period. Interest rate spread decreased in the nine months ended March 31, 2007 compared with the prior year period also as a result of a 55 basis point increase in the average yield paid on interest costing deposits which more than offset a 37 basis point increase in the average yield earned on interest earning assets. For the nine months ended March 31, 2007, the average outstanding balance of interest earning assets decreased to $120.7 million from $128.1 million for the prior year period. The average balance of net earning assets in the nine months ended March 31, 2007 also decreased by $954,000 to $20.0 million compared with the prior year period.
Interest Income
Interest income decreased $29,000, or 1.7%, for the quarter ended March 31, 2007 as compared to the same period last year. The decrease in interest income is attributed to a $7.0 million decline in the average balance of interest earning assets to $119.3 million for the quarter ended March 31, 2007 compared to $126.3 million for the quarter ended March 31, 2006. The decrease in the average balance of interest earning assets offset an increase in the average yield earned on interest earning assets to 5.65% for the quarter ended March 31, 2007 from 5.43% in the prior year quarter.
For the nine months ended March 31, 2007, interest income increased $44,000, or 0.9%, from the 2006 period. The increase in interest income for the current nine month period was the result of an increase in the average yield earned on interest earning assets which offset a decrease in the average outstanding balance of interest earning assets. The average yield on interest earning assets increased to 5.66% compared to 5.29% for the year earlier period. The average outstanding balance of interest earning assets decreased by $7.4 million to $120.7 million for the nine months ended March 31, 2007 from $128.1 million for the prior year period.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Interest Income (continued)
Interest on loans receivable decreased $103,000, or 7.5%, for the quarter ended March 31, 2007 from the comparable quarter in 2006. The decrease in interest income was primarily attributed to an $8.1 million decrease in the average outstanding balance of net loans receivable to $86.1 million for the quarter ended March 31, 2007 from $94.2 million for the quarter ended March 31, 2006. The decrease in the average outstanding balance of loans receivable more than offset an increase in the average yield earned on loans receivable to 5.89% for the quarter ended March 31, 2007 as compared to 5.82% for the quarter ended March 31, 2006.
Interest on mortgage-backed securities increased $2,000, or 9.1%, for the quarter ended March 31, 2007 from the comparable quarter in 2006. The increase in interest income is attributed to an increase in the average yield earned on mortgage-backed securities to 5.84% for the quarter ended March 31, 2007 from 4.70% in the year earlier period. The increase in the average yield earned on mortgage-backed securities offset a $214,000 decrease in the average balance of mortgage-backed securities to $1.5 million from $1.7 million in the prior year quarter. The increase in the average yield earned on mortgage-backed securities was the result of the Company’s adjustable rate mortgage-backed securities re-pricing at higher yields as market interest rates increased between the two quarterly periods.
Interest on investment securities increased $76,000, or 39.3%, to $268,000 for the quarter ended March 31, 2007 from $193,000 for the prior year period due to an increase in the average yield earned on investment securities. For the quarter ended March 31, 2007 the average yield earned on investment securities increased to 5.13% from 4.23% in the prior year quarter due to an increase in yield on the portfolio of six month treasury bill securities.
Interest earned on interest bearing deposits decreased $5,000, or 3.9%, to $117,000 for the quarter ended March 31, 2007 from the prior year quarter. The decrease in interest income is attributed to a $1.6 million decrease in the average outstanding balance of interest bearing deposits to $9.4 million for the quarter ended March 31, 2007 from $11.0 million in the 2006 quarter. The decrease in the average outstanding balance of interest bearing deposits offset an increase in the average yield earned on interest bearing deposits to 4.97% for the quarter ended March 31, 2007 from 4.44% in the 2006 quarter.
For the nine months ended March 31, 2007, interest on loans receivable decreased $163,000, or 4.0%, compared with the prior year period. The decrease in interest income was primarily attributed to a $5.5 million decrease in the average outstanding balance of net loans receivable to $88.9 million for the nine months ended March 31, 2007 from $94.4 million for the nine months ended March 31, 2006. The decline in the average outstanding balance of net loans receivable offset an increase in the average yield earned on loans receivable to 5.87% for the nine months ended March 31, 2007 as compared to 5.76% for the prior year period.
For the nine months ended March 31, 2007 interest earned on mortgage backed securities increased $6,000 to $67,000. The increase in interest income is attributed to an increase in the average yield earned on mortgage-backed securities to 5.62% for the nine months ended March 31, 2007 from 4.47% for the comparable prior year period. The increase in the average yield earned on mortgage-backed securities offset a decrease in the average outstanding balance of mortgage-backed securities to $1.6 million for the nine months ended March 31, 2007 from $1.8 million for the nine months ended March 31, 2006.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Interest Income (continued)
For the nine months ended March 31, 2007 interest earned on investment securities increased $283,000, or 54.6%, to $802,000. The increase in interest income is attributed to increases in both the average outstanding balance of investment securities and the average yield earned on investment securities. For the nine months ended March 31, 2007 the average outstanding balance of investment securities increased $3.6 million to $20.8 million from $17.2 million in the 2006 quarter. The average yield earned on investment securities also increased to 5.13% for the nine months ended March 31, 2007 from 4.02% in the year earlier period.
For the nine months ended March 31, 2007 interest earned on interest bearing deposits decreased $77,000, or 19.7%, from the year earlier period. The decrease in interest income was due to a $5.3 million decrease in the average outstanding balance of interest bearing deposits to $8.2 million for the nine months ended March 31, 2007 from $13.5 million for the comparable prior year period. The decrease in the average outstanding balance of interest bearing deposits offset an increase in the average yield earned on interest bearing deposits to 5.12% for the nine months ended March 31, 2007 from 3.85% for the prior year period.
Interest Expense
Interest expense increased $101,000, or 23.8%, for the quarter ended March 31, 2007 compared with the prior year quarter. The increase in interest expense is attributable to an increase in the average yield paid on interest costing deposits to 2.11% for the quarter ended March 31, 2007 from 1.62% for the quarter ended March 31, 2006. The increase in the average yield paid on interest costing deposits was partially offset by a decrease in the average balance of interest costing deposits. The average balance of interest costing deposits decreased by $5.4 million to $100.0 million for the quarter ended March 31, 2007 from $105.4 million in the prior year quarter.
For the nine months ended March 31, 2007 interest expense increased $342,000, or 28.7%, to $1.5 million from $1.2 million for the prior year period. The increase in interest expense in the nine month period is also the result of an increase in the average yield paid on interest costing deposits offset by a decline in the average outstanding balance of interest costing deposits. For the nine months ended March 31, 2007 the average yield paid on interest costing deposits increased to 2.03% from 1.48% for the nine months ended March 31, 2006 and the average outstanding balance of interest costing deposits decreased by $6.5 million to $100.7 million from $107.2 million for the comparable prior year period.
Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management’s periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company’s past loan loss experience, adverse situations that may affect borrowers’ ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $422,000, or .49% of total loans, at March 31, 2007 compared to $416,000, or .45% of total loans, at June 30, 2006. The $6,000 increase in the Company’s allowance for loan losses during the current nine month period was the result of net recoveries. At March 31, 2007, after consideration of the high concentration of one-to-four family mortgage loans in the loan portfolio, peer data, current economic conditions, trends in the portfolio, the low level of loan charge offs and the locally stable housing market, the $422,000 allowance for loan losses was determined by the Company to be sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves. As a result, the Company made no loan loss provisions during the three and nine months ended March 31, 2007.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Non-Interest Income
Non-interest income increased $4,000 to $203,000 in the quarter ended March 31, 2007 as compared to the prior year quarter. The primary factors for the increase in non-interest income were an $18,000 increase in gain on the sale of loans, a $10,000 increase in loan fees and service charges, a $6,000 increase in commission income and a $3,000 increase in land trust fees offset by a $34,000 decrease in deposit related fees. The increase in loan fees and service charges resulted primarily from an increase in brokered loan fees.
For the nine months ended March 31, 2007 non-interest income decreased $74,000 to $593,000 from $667,000 in the prior year period. The primary factors for the decrease in non-interest income were an $84,000 decrease in deposit related fees and a $59,000 decrease in loan fees and service charges offset by a $50,000 increase in profit on the sale of loans, a $24,000 recovery of data communication charges billed in error and a $7,000 increase in commission income. Non-interest income was increased in the prior year period as a result of a $16,000 gain from additional proceeds received in the prior year period on the sale of Midland Federal’s investment in Intrieve, Incorporated.
Non-Interest Expense
Non-interest expense decreased $37,000 to $1.1 million in the quarter ended March 31, 2007 as compared to the prior year quarter. The decrease in non-interest expense is primarily the result of a $10,000 decrease in staffing costs and a $10,000 decrease in computer software and support expense.
For the nine months ended March 31, 2007 non-interest expense decreased $79,000 to $3.3 million compared with the prior year period. The primary factors for the decrease in non-interest expense in the current nine month period were a $31,000 decrease in staffing expense, a $21,000 decrease in computer software and support expense and a $9,000 decrease in data processing fees, offset by a $21,000 increase in office occupancy expense. The decrease in staffing expense is primarily attributed to a $28,000 decrease in payroll expenses and a $15,000 decrease in loan origination commissions due to a decrease in lending volume, offset by an $18,000 increase in the cost of employee benefits.
Income Taxes
Income taxes decreased by $31,000 to $84,000 in the quarter ended March 31, 2007 from $115,000 for the same period last year. The decreased income tax provision was due to the decrease in operating income in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.
For the nine months ended March 31, 2007 income taxes decreased $100,000 to $287,000 compared to $387,000 in the prior year period. The decreased income tax provision was due to the decrease in operating income in the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006. The effective income tax rate in all periods presented was 34.0%.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management’s assessment of (i) the Company’s need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company’s asset/liability management program. At March 31, 2007 the Company had commitments to originate $292,000 in loans for the portfolio and unused lines of credit in the amount of $4.1 million. At March 31, 2007 the Company had commitments to sell $170,000 in loans. Also on that date, the Company had $37.5 million of certificate of deposit accounts maturing within one year, which management generally expects to retain.
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
At March 31, 2007, the Association had tangible and core capital of $11.1 million, or 8.91% of adjusted total assets, which was approximately $9.3 million and $7.4 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.
At March 31, 2007, the Association had total capital of $11.6 million (including $11.1 million in core capital) and risk-weighted assets of $54.6 million, or total capital of 21.25% of risk-weighted assets. This amount was $7.2 million above the 8.0% requirement in effect on that date.
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

MIDLAND CAPITAL HOLDINGS CORPORATION Registrant
DATE: May 14, 2007	BY:	/s/ Paul Zogas
Paul Zogas
President, Chief Executive Officer and Chief Financial Officer

DATE: May 14, 2007	BY:	/s/ Charles Zogas
Charles Zogas
Executive Vice President and Chief Operating Officer

EXHIBIT INDEX

Exhibit
Number	Description

11	Computation of Per Share Earnings

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002