Form 10KSB
period 2007-06-30
MIDLAND CAPITAL HOLDINGS CORP
filed 2007-09-28
CIK 1061234

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007
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
Common Stock, par value $.01 per share
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The Issuer had $698,000 in net income for the fiscal year ended June 30, 2007.
As of June 30, 2007, there were issued and outstanding 372,600 shares of the Issuer’s Common Stock. The Issuer’s voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer’s voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
PARTS II and IV of Form 10-KSB — Annual Report to Stockholders for the Fiscal Year Ended June 30, 2007 and certain parts of Proxy Statement for 2007 Annual Meeting of Stockholders.
PART III of Form 10-KSB — Proxy Statement for the 2007 Annual Meeting of Stockholders.

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
Midland Federal’s primary market area consists of southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont which it serves through its main office in Bridgeview and three branch offices in southwest Chicago. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. At June 30, 2007, Midland Federal had $124.9 million of assets, deposits of $109.7 million and stockholders equity of $13.7 million.
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
Residential real estate loans are generally approved by the Loan Committee in amounts up to $500,000. Residential real estate loans may also be approved by the Chief Lending Officer in amounts up to $350,000 or the President in amounts up to $425,000, and then ratified by the Loan Committee or the Board of Directors. Residential real estate loans in amounts over $500,000 must be approved by the Board of Directors. Non-residential real estate loans are generally approved by the Board of Directors. Non-residential real estate loans may also be approved by the President in amounts up to $500,000 and then ratified by the Board of Directors. The Chief Lending Officer and the President each have approval authority for any consumer loans.

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
At June 30, 2007, Midland Federal had five borrowers with outstanding loan balances in excess of $500,000. The borrowers’ loans totaled $3.7 million and were secured by single-family residences and multi-family buildings. The highest concentration of loans to one borrower as of June 30, 2007 was $1.5 million. These loans were current and performing in accordance with their terms at June 30, 2007. See “— Non-Performing Assets, Classified Assets, Loan Delinquencies and Defaults.”

Loan and Mortgage-backed Securities Portfolio Composition. The following table sets forth information concerning the composition of Midland Federal’s loan and mortgage-backed securities portfolios in dollar amounts and in percentages as of the dates indicated.

	June 30,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans
One-to four-family (1):
Held for investment	$79,749	93.90%	$88,618	95.55%	$91,558	96.46%
Available for sale	1,012	1.19	843	0.91	250	0.26
Multi-family	1,610	1.90	1,642	1.77	1,125	1.19
Non-Residential	1,839	2.17	750	0.81	805	0.85

Total real estate loans	84,210	99.16	91,853	99.04	93,738	98.76

Other Loans
Consumer Loans:
Deposit accounts	126	0.14	188	0.20	269	0.28
Student	108	0.13	161	0.18	247	0.26
Automobile	296	0.34	355	0.38	448	0.47
Credit card	188	0.22	149	0.16	189	0.20
Other	1	0.00	2	0.00	12	0.01

Total consumer loans	719	0.83	855	0.92	1,165	1.22

Commercial business loans	5	0.01	38	0.04	17	0.02

Total loans receivable	84,934	100.00%	92,746	100.00%	94,920	100.00%

Less
Loans in process	7		172		25
Deferred yield adjustments	(364)		(407)		(405)
Allowance for uncollected interest	14		20		14
Allowance for loan losses	420		416		457

Loans receivable, net	$84,857		$92,545		$94,829

Mortgage-backed securities:
FHLMC	$898	60.88%	$1,065	63.24%	$1,219	63.49%
FNMA	577	39.12	615	36.52	680	35.42
GNMA	—	—	4	0.24	21	1.09
Total mortgage-backed securities	1,475	100.00%	1,684	100.00%	1,920	100.00%

Net discounts	—		—		—

Net mortgage-backed securities	$1,475		$1,684		$1,920

(1)	Includes $3,707 of home equity loans and lines of credit at June 30, 2007.

The following table shows the composition of Midland Federal’s loan portfolio by fixed and adjustable-rate at the dates indicated.

	June 30,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans
Real Estate:
One-to four-family	$73,781	86.87%	$78,961	85.14%	$81,686	86.06%
Multi-family	853	1.01	872	0.94	415	0.44
Non-Residential	217	0.26	522	0.56	574	0.61

Total real estate loans	74,851	88.14	80,355	86.64	82,675	87.11

Consumer	610	0.71	692	0.74	906	0.95

Total fixed-rate loans	75,461	88.85	81,047	87.38	83,581	88.06

Adjustable-Rate Loans
Real estate:
One-to four-family	6,980	8.22	10,500	11.32	10,122	10.66
Multi-family	757	0.89	770	0.83	710	0.53
Non-Residential	1,622	1.91	228	0.25	231	0.24

Total real estate loans	9,359	11.02	11,498	12.40	11,063	11.65

Consumer	109	0.12	163	0.18	259	0.27
Commercial business	5	0.01	38	0.04	17	0.02

Total adjustable-rate loans	9,473	11.15	11,699	12.62	11,339	11.94

Total loans receivable	84,934	100.00%	92,746	100.00%	94,920	100.00%

Less
Loans in process	7		172		25
Deferred yield adjustments	(364)		(407)		(405)
Allowance for uncollected interest	14		20		14
Allowance for loan losses	420		416		457

Loans receivable, net	$84,857		$92,545		$94,829

As of June 30, 2007, there were no concentrations of loans in any types of industry which exceeded 10% of Midland Federal’s total loans that are not included as a loan category in the preceding table.

The following schedule illustrates the contractual maturity of Midland Federal’s loan portfolio at June 30, 2007. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcements of due-on-sale clauses or interest rate adjustments.

			Multi-Family and				Commercial
	One-to-Four Family		Commercial		Consumer		Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
(Dollars in Thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Due During Years Ending June 30,
2008(1)	$474	6.81%	$—	—%	$212	10.82%	$5	0.00%	691	7.99%
2009	284	7.70%	—	—%	119	6.32%	—	—%	403	7.29%
2010	458	7.74%	—	—%	128	5.81%	—	—%	586	7.32%
2011 to 2012	1,577	7.70%	1,138	7.65%	189	6.89%	—	—%	2,904	7.63%
2013 to 2016	3,030	5.97%	—	—%	71	7.58%	—	—%	3,101	6.01%
2017 to 2031	28,032	5.72%	294	5.75%	—	—%	—	—%	28,326	5.72%
2032 and following	$46,906	5.86%	2,017	7.29%	$—	—%	—	—%	48,923	5.92%

	$80,761		$3,449		$719		$5		$84,934	5.95%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.
The total amount of loans due after June 30, 2008 which have predetermined interest rates is approximately $74.97 million, while the total amount of loans due after such date which have floating or adjustable interest rates is approximately $9.27 million.

One- to Four-Family Residential Real Estate Lending
Midland Federal’s primary lending activity has been the origination and purchase of permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 2007, $80.8 million or 95.1% of our gross loan portfolio consisted of permanent loans on one- to four-family residences. All of these loans were secured by properties located in the State of Illinois, with a substantial majority located in Midland Federal’s primary market area.
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
Most of Midland Federal’s fixed rate residential loans have terms up to 30 years although approximately 2% of Midland Federal’s fiscal 2007 originations had terms of 15 year or less. Midland Federal establishes interest rates on its fixed rate residential loans based on published agency pricing, an analysis of its asset/liability needs and competitive factors.
Midland Federal’s current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all the ARMs originated by Midland Federal are subject to adjustment at one-year intervals. Midland Federal’s ARM products generally carry interest rates which are reset to a stated margin over the one-year U.S. Treasury Rate. Adjustments in the interest rate of Midland Federal’s ARMs are generally limited to 2% at any adjustment date and 6% over the life of the loan. At June 30, 2007, the total balance of one- to four-family ARMs was $7.0 million, or 8.2% of our gross loan portfolio.
From time to time, Midland Federal will make owner-occupied one- to four-family construction loans for a six-month interest only term, which Midland Federal will convert to a permanent mortgage for a fee generally of one point. Midland Federal requires the interest on such loans during the construction term to be paid or placed in escrow when the loan is funded.
Midland Federal’s one- to four-family residential loan portfolio includes home equity lines of credit, which were funded in the amount of $2.1 million at June 30, 2007, and home equity loans, which were $1.6 million at June 30, 2007. Our unfunded commitments on home equity lines of credit totaled $3.3 million at June 30, 2007. Midland Federal’s home equity lines of credit are five year interest-only balloon loans secured by second liens on the property, and are made in amounts of up to 75% of the appraised value of the property (including first lien amounts). Midland Federal’s home equity loans are three to 15 year fixed-rate loans secured by second liens on the property, and are made in amounts up to 80% of the appraised value of the property (including first lien amounts).Midland Federal’s fixed rate residential loans are generally underwritten and documented to permit their sale in the secondary market. Midland Federal evaluates both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. Midland Federal generally originates residential mortgage loans with loan-to-value ratios of up to 80%, although the Board of Directors has authorized originations of mortgage loans with loan-to-value ratios up to 95%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, Midland Federal generally requires private mortgage insurance on the excess.

Midland Federal’s residential mortgage loans customarily include “due-on-sale” clauses, which are provisions that give Midland Federal the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.
Multi-Family Residential Lending
Midland Federal’s multi-family residential portfolio at June 30, 2007 included $1.6 million in loans secured by residential buildings with 5 or more units located in Midland Federal’s primary market area. Midland Federal originates primarily adjustable-rate, multi-family real estate loans. Rates on Midland Federal’s adjustable-rate, multi-family real estate loans generally adjust in a manner consistent with Midland Federal’s ARMs.
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
Student loans are originated by Midland Federal in compliance with the guidelines established by the Illinois Student Assistance Commission (“ISAC”). Under this program, ISAC is notified when a loan becomes 60 to 120 days delinquent and a default claim notice is filed with ISAC when a loan becomes 270 days delinquent. The default claim is considered for payment by ISAC when a loan is delinquent for more than 360 days. As of June 30, 2007, student loans amounted to $108,000, or 0.13%, of Midland Federal’s gross loan portfolio.
Midland Federal also originates consumer loans secured by used and, to a lesser extent, new automobiles in its primary market area. Underwriting standards employed by Midland Federal in connection with these loans include a review of the borrowers’ creditworthiness, verification of collateral value and perfection of a lien against the collateral. Midland Federal requires vehicle insurance on all loans secured by automobiles. At June 30, 2007, Midland Federal had $296,000, or 0.34%, of its gross loan portfolio in automobile loans.
Lines of credit extended through Midland Federal’s Visa credit card program are offered in amounts up to $10,000. Midland Federal requires a credit card application, verifies employment and obtains a credit report on all credit card applicants. At June 30, 2007, Midland Federal had $188,000, or 0.22%, of its gross loan portfolio in credit card loans.
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
Commercial Real Estate Lending
Midland Federal maintains a portion of its portfolio in permanent loans secured by commercial real estate. Midland Federal’s commercial real estate portfolio consists of loans on a variety of non-residential property, including an automobile repair center and office properties. The terms of the commercial real estate loans that we have recently originated have generally been similar to those of our multifamily residential loans. Commercial real estate loans generally carry risks similar to those described above with respect to multifamily residential loans. At June 30, 2007, $1.8 million, or 2.2%, of Midland Federal’s gross loan portfolio consisted of permanent loans secured by commercial real estate.

In the future, Midland Federal intends to continue to engage in a modest level of commercial real estate lending, subject to regulatory restrictions. In view of the risk generally associated with commercial real estate lending, there can be no assurance that Midland Federal will not experience delinquencies on its commercial real estate portfolio.
Mortgage-Backed Securities
Midland Federal has a portfolio of mortgage-backed securities totaling $1.5 million at June 30, 2007. All of Midland Federal’s mortgage-backed securities are pass-through certificates issued by federal agencies.
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
The following table sets forth the contractual maturities of Midland Federal’s mortgage-backed securities at June 30, 2007. It should be noted that, due to prepayments, the actual maturity of Midland Federal’s long-term mortgage-backed securities will likely be significantly shorter than the contractual maturities.

	Due In			Balance Outstanding
	1 to 5	6 to 20	Over 20
	Years	Years	Years	Fixed	Adjustable
	(In Thousands)
Federal Home Loan Mortgage Corporation	$—	$820	$78	$—	$898
Federal National Mortgage Association	—	577	—	—	577
Total	$—	$1,489	$78	$—	$1,475

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

The following tables set forth our loan and mortgage-backed securities activity for the periods indicated.

	Year Ended June 30,
	2007	2006	2005
	(In Thousands)
Originations by type:
Adjustable-Rate:
Real estate – one- to- four family	$2,498	$5,437	$5,905
Real estate – multi-family	—	318	222
Non-Residential	1,330	225	—
Non-real estate – consumer	—	—	15

Total adjustable rate	3,828	5,980	6,142

Fixed-Rate:
Real estate – one- to- four family	12,440	15,479	14,943
Real estate – multi-family	—	575	—
Non-Residential	—	—	—
Non-real estate – consumer	829	934	1,196

Total fixed-rate	13,269	16,988	16,139

Total loans originated	17,097	22,968	22,281

Sales and Repayments:
Real estate loans sold	(7,877)	(5,145)	(1,823)
Principal repayments	(17,031)	(19,998)	(20,261)

Net (decrease) increase	$(7,811)	$(2,175)	197

Mortgage-backed securities:
Purchased	—	—	$—
Sold	—	—	—
Amortization and repayments	(209)	(236)	$(1,022)

Net decrease	$(209)	$(236)	$(1,022)

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

The amounts presented represent the total remaining principal balances of the related loans, rather than actual payment amounts which are overdue and are reflected as a percentage of total loans. The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2007 and June 30, 2006. The balances included in the table do not reflect specific reserves.

	At June 30, 2007
	Loans Delinquent For:
	30-59 days			60-89 days			90 days and over			Total
	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent
						(Dollars in Thousands)
Real estate:
One-to four-family	11	$918	1.15%	2	$128	0.16%	4	$484	0.61%	17	$1,530	1.92%
Consumer	—	—	—	—	—	—%	4	27	3.67%	4	27	3.67%

Total	11	$918	1.08%	2	$128	0.15%	8	$511	0.60%	21	$1,557	1.83%

	At June 30, 2006
	Loans Delinquent For:
	30-59 days			60-89 days			90 days and over			Total
	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent	Number	Amount	Percent
						(Dollars in Thousands)
Real estate:
One-to four-family	12	$1,107	1.24%	1	$50	0.05%	4	$295	0.33%	17	$1,452	1.62%
Consumer	—	—	—	—	—	—%	6	64	7.49%	6	64	7.49%

Total	12	$1,107	1.19%	1	$50	0.05%	10	$359	0.39%	23	$1,516	1.63%

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

	At June 30,
	2007	2006	2005
	(Dollars in Thousands)

Non-Accruing Loans:
One- to four-family	$485	$295	$316
Multi-family	—	—	—
Consumer	26	32	64
Commercial business	—	—	—

Total non-performing assets	511	327	380

Foreclosed Assets:	—	—	—
Total	—	—	—

Total non-performing assets	$511	$327	$380

Total as a percentage of total assets	0.41%	0.25%	0.27%

As of June 30, 2007, non-accruing one-to-four family loans totaled $485,000 and consisted of four loans secured by properties located in Midland Federal’s primary market area.
For the fiscal year ended June 30, 2007, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $15,900, which interest income was not accrued into interest income for the fiscal year ended June 30, 2007.
As of June 30, 2007, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.
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
In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, Midland Federal regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of its assets, at June 30, 2007, Midland Federal had classified a total of $713,000 of its assets as substandard, none as doubtful, none as loss and $26,000 as special mention.
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
Midland Capital’s allowance for loan losses increased by $4,000 to $420,000 at June 30, 2007 from $416,000 at the prior fiscal year end. At fiscal year end, the $420,000 in general allowance for loan losses was determined by Midland Capital to be consistent with its policy for the establishment and maintenance of adequate levels of general loan loss allowances. The $4,000 increase in loan loss allowances was the result of net loan recoveries. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to Midland Federal’s allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2007 Midland Federal had a total allowance for losses on loans of $420,000 or 0.49% of total loans. See Note 4 of the Notes to Financial Statements in the Annual Report to Stockholders filed as Exhibit 13 hereto.

The following table sets forth an analysis of Midland Federal’s allowance for loan losses.

	Year Ended June 30,
	2007	2006	2005
	(Dollars in Thousands)

Balance at beginning of period	$416	$457	$460

Charge-offs:
One- to four-family	—	—	—
Consumer	2	43	3
Commercial business	—	—	—

Total charge-offs	2	43	3

Recoveries:
One- to four-family	—	—	—
Consumer	6	2	—

Total recoveries	6	2	—

Net charge-offs	4	(41)	(3)
Additions charged to operations	—	—	—

Balance at end of period	$420	$416	$457

Ratio of net charge-offs during the year to average loans outstanding during the period	—%	0.04%	—%

Ratio of net charge-offs during the year to average non-performing assets	—%	13.35%	1.35%

Allowance for loan losses to non-performing loans	82.22%	127.27%	120.06%

Allowance for loan losses to total loans	0.49%	0.45%	0.48%

The following table presents the portions of the allowance for loan losses applicable to each loan category.

	June 30,
	2007		2006		2005
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category to		Category		Category to
		Total		to Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)

One- to four-family	$186	95.09%	$140	96.46%	$154	96.72%
Multi-family	3	1.90	3	1.77	2	1.19
Non-residential	4	2.17	2	0.81	2	0.85
Consumer	3	0.83	3	0.92	4	1.22
Commercial business	—	0.01	1	0.04	—	0.02
Unallocated	224	—	267	—	295	—

Total	$420	100.00%	$416	100.00%	$457	100.00%

Investment Activities
As a part of its asset/liability management strategy, its liquidity policy, and as a response to a high level of competition for loans and low level of loan demand in parts of Midland Federal’s market area, Midland Federal invests in various types of liquid assets, short and medium term government securities as well as smaller amounts of other assets.
At June 30, 2007, Midland Federal’s interest-bearing deposits in other financial institutions totaled $11.2 million, or 9.0% of its total assets, and investment securities totaled $21.0 million, or 16.8% of its total assets. As of such date, Midland Federal also had a $1.1 million investment in the common stock of the FHLB of Chicago in order to satisfy the requirement for membership in this institution. At June 30, 2007, the average term to maturity or repricing of the investment securities portfolio was approximately 7.9 months due to the large balance of short-term U.S. Treasury Bills.

The following table sets forth the composition of Midland Federal’s investment portfolio at the dates indicated.

	At June 30,
	2007		2006		2005
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
	(In Thousands)

Investment Securities:
U.S. government securities	$21,020	$21,020	$20,821	$21,022	$983	$1,311
FHLB – Chicago stock	1,148	1,148	1,148	1,148	1,124	1,124

Total investment securities	$22,168	$22,168	$21,969	$22,170	$2,107	$2,435

Interest-bearing deposits:

FHLB daily investment	$6,234	$6,234	$3,488	$3,488	$3,909	$3,909
Other daily investments	4,998	4,998	5,567	5,567	30,160	30,160

Total interest-bearing deposits	$11,232	$11,232	$9,055	$9,055	$34,069	$34,069

The composition and maturities of the investment securities portfolio, excluding FHLB of Chicago stock, are indicated in the following table.

	June 30, 2006
	1 Year or	1 to 5	Over 10	Total Investment
	Less	Years	Years	Securities
						Weighted
	Book	Book	Book	Book	Fair	Average
	Value	Value	Value	Value	Value	Yield
	(Dollars in Thousands)
U.S. government securities	$19,841	$—	$1,179	$21,020	$21,020	—

	$19,841	$—	$1,179	$21,020	$21,020	5.24%

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
The following table sets forth the savings flows at Midland Federal during the periods indicated.

	Year Ended June 30,
	2007	2006	2005
	(Dollars in Thousands)
Opening balance	$115,971	$124,836	$140,437
Deposits	313,331	353,793	380,517
Withdrawals	(321,479)	(364,207)	(397,415)

Balance before interest credited	107,823	114,422	123,539
Interest credited	1,922	1,549	1,297

Ending balance	$109,745	$115,971	$124,836

Net decrease	$(6,226)	$(8,865)	$(15,601)

Percent decrease	(5.37)%	(7.10)%	(11.11)%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Midland Federal at the dates indicated.

	June 30,
	2007		2006		2005
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in Thousands)

Passbook accounts	$43,694	39.81%	$48,439	41.77%	$52,859	42.34%
NOW accounts	10,032	9.14	10,855	9.36	12,029	9.64
Money market accounts	3,751	3.42	5,106	4.40	6,108	4.89
Non-interest bearing deposits	9,971	9.09	11,783	10.16	13,528	10.84

Total non-certificates	67,448	61.46	76,183	65.69	84,524	67.71

Certificates:

Interest rate range:
1.01 – 2.00%	—	—	818	0.70	14,589	11.68
2.01 – 3.00%	2,142	1.95	8,212	7.08	23,220	18.60
3.01 – 4.00%	20,536	18.71	21,533	18.57	2,503	2.01
4.01 – 5.00%	5,961	5.43	6,768	5.84	—	—
5.01 – 6.00%	13,658	12.45	2,457	2.12	—	—

Total certificates	42,297	38.54	39,788	34.31	40,312	32.29

Total deposits	$109,745	100.00%	$115,971	100.00%	$124,836	100.00%

The following table shows rate and maturity information for Midland Federal’s time deposits as of June 30, 2007.

	2.01-	3.01-	4.01-	5.01-		Percent of
	3.00%	4.00%	5.00%	6.00%	Total	Total

Certificate Accounts Maturing in Quarter Ending:

September 30, 2007	$1,643	$5,425	1,802	4,860	$13,730	32.46%
December 31, 2007	499	7,229	2,197	2,895	12,820	30.31
March 31, 2008	—	2,932	1,203	3,132	7,267	17.18
June 30, 2008	—	1,846	286	2,305	4,437	10.49
September 30, 2008	—	695	102	142	939	2.22
December 31, 2008	—	754	207	109	1,070	2.53
March 31, 2009	—	684	149	32	865	2.05
June 30, 2009	—	481	—	183	664	1.57
September 30, 2009	—	292	15	—	307	0.72
December 31, 2009	—	198	—	—	198	0.47

Total	$2,142	$20,536	5,961	13,658	$42,297	100.00%

Percent of total	5.07	48.55	14.09	32.29	100.00%

The following table indicates the amount of Midland Federal’s certificates of deposit and other deposits by time remaining until maturity as of June 30, 2007.

	Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
	or Less	Months	Months	Months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$10,221	$9,070	$9,697	$2,408	$31,396

Certificate of deposit of $100,000 or more	3,509	3,750	2,007	1,635	10,901

Total certificates of deposit	$13,730	$12,820	$11,704	$4,043	$42,297

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
Midland Federal has one service corporation, Midland Federal Service Corporation, located in Bridgeview, Illinois, which was organized to act as a holding company for Midland Federal’s other subsidiaries. At June 30, 2007, Midland Federal’s equity investment in Midland Federal Service Corporation was approximately $242,000. During fiscal 2007, Midland Federal Service Corporation recorded a loss of $3,000.
Midland Federal Service Corporation owns Midland Insurance Services, Inc., an insurance agency which provides insurance products to customers of Midland Federal and to members of the general public in Midland Federal’s market area. Insurance products offered by this agency, include credit life, health, homeowners’ and disability. Midland Insurance Services, Inc. had a loss of $3,000 for the 2007 fiscal year, all of which is included in the Midland Federal Service Corporation income amounts reported above.
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
Midland Federal’s permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of capital and surplus). At June 30, 2007, Midland Federal’s lending limit under this restriction was $1.7 million. Midland Federal is in compliance with the loans-to-one-borrower limitation.
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

Insurance of Accounts and Regulation by the FDIC. Deposit accounts at Midland Federal are insured by the DIF of the FDIC. Midland Federal’s deposits, therefore, are subject to FDIC deposit insurance assessments and the FDIC has adopted a risk-based system for determining deposit insurance assessments. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. An institution’s deposit insurance assessments may increase or decrease depending on the risk assessment classification to which it is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on Midland Federal’s earnings.
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
The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, any unrealized holding gains or losses, net of income taxes, on securities classified as available for sale in accordance with SFAS No. 115 are excluded from regulatory capital calculations. At June 30, 2007, Midland Federal had deductible retained mortgage servicing assets and an unrealized gain, net of tax, under SFAS No. 115 in the amount of $214,000.
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
At June 30, 2007, Midland Federal had tangible capital of $11.1 million, or 8.85% of adjusted total assets, which is approximately $9.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital or Tier 1 Capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill and a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions, discussed below, a savings association must maintain a core capital ratio of at least 4% to be considered “adequately capitalized” unless its supervisory condition is such so as to allow it to maintain a 3% ratio. At June 30, 2007, Midland Federal had retained mortgage servicing assets which were subject to these tests.
At June 30, 2007, Midland Federal had core capital equal to $11.1 million, or 8.85% of adjusted total assets, which is $7.3 million above the minimum leverage ratio requirement of 3% in effect on that date. In addition, on such date Midland Federal had Tier 1 Risked-Based Capital equal to $11.1 million or 20.44% of Risk-Weighted Assets, which is $8.9 million above the requirement of 4% on effect on that date.
The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets and up to 45% of pretax unrealized gains, net of unrealized losses, on available for sale equity securities. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 2007, Midland Federal had no capital instruments that qualify as supplementary capital, $420,000 of general loss reserves, which was less than 1.25% of risk-weighted assets and $47,000 of allowable pretax net unrealized gains on available for sale equity securities.
Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. There were $1,000 in equity investments at June 30, 2007.
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
On June 30, 2007, Midland Federal had total capital of $11.6 million (including $11.1 million in core capital and $420,000 of qualifying general loss reserves) and risk-weighted assets of $54.3 million or total capital of 21.30% of risk-weighted assets. This amount was $7.2 million above the 8% requirement in effect on that date.
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
Qualified Thrift Lender Test. All savings associations, including Midland Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the 1986 Internal Revenue Code, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2007 Midland Federal was in compliance with the test.
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
Due to the heightened attention being given to the CRA in the past few years, Midland Federal may be required to devote additional funds for investment and lending in its local community. Midland Federal was last examined for CRA compliance in 2007 and received a rating of “satisfactory.”
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
Holding Company Regulation
Midland Capital is a grandfathered unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, Midland Capital is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Midland Capital and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

As a grandfathered unitary savings and loan holding company, Midland Capital generally is not subject to activity restrictions. If Midland Capital acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of Midland Capital and any of its subsidiaries (other than Midland Federal or any other FDIC-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.
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
Midland Capital must obtain approval from the OTS before acquiring control of any other FDIC-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.
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

Federal Home Loan Bank System. Midland Federal is a member of the FHLB of Chicago which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. While a member of the FHLB of Chicago at June 30, 2007, Midland Federal had not entered into a credit arrangement with the FHLB of Chicago and, as such, could not obtain funds from the FHLB of Chicago.
As a member, Midland Federal is required to purchase and maintain stock in the FHLB of Chicago. At June 30, 2007 Midland Federal had $1.1 million in FHLB stock, which was in compliance with this requirement. In past years, Midland Federal has received substantial dividends on its FHLB stock. Over the past five calendar years the dividend rate averaged 5.13% and was 3.075% for calendar year 2006.
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
For the year ended June 30, 2007, dividends paid by the FHLB of Chicago to Midland Federal totaled $35,000, which was a $7,000 decrease from the amount of dividends received in fiscal year 2006. The $8,000 dividend received in the quarter ended June 30, 2007 reflects an annualized rate of 2.80%, or 0.275% below the rate for calendar year 2006.
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

To the extent earnings appropriated to a savings institutions bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution’s supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2007, Midland Federal’s excess for tax purposes totaled approximately $1.2 million.
Midland Capital and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.
Midland Capital and its consolidated subsidiaries have never been audited by the IRS with respect to federal income tax returns. The statute of limitations has passed for tax years ending on or prior to June 30, 2004, for Midland Capital and its consolidated subsidiaries.
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
Employees
At June 30, 2007, Midland Federal had a total of 36 full-time employees and 54 part-time employees. None of Midland Federal’s employees are represented by any collective bargaining group. Management considers its employee relations to be good.
Item 2. Description of Property
Offices
Midland Federal owns the building and land for its main office at 8929 South Harlem Avenue, Bridgeview, Illinois. This office has 18,000 square feet and a net book value of $746,000 at June 30, 2007. Midland Federal also has an easement on land adjacent to its main office which expires in the year 2078. Midland Federal also owns the building and land for its two branch offices in Chicago at 4040 South Archer Avenue in Brighton Park and 2657 West 69th Street in Marquette Park which have 2,000 and 2,500 square feet and $518,000 and $16,000 net book values at June 30, 2007, respectively.
Midland Federal leases retail office space in Homer Glen, Illinois for a full service branch banking facility that it established in April 1999. The net book value of remodeling and leasehold improvements cost at this leased office facility was approximately $59,000 at June 30, 2007. Midland Federal also owns a parcel of land contiguous to this office for future expansion which it currently uses for a drive-up banking facility and parking with a net book value of $324,000 at June 30, 2007.

In addition, Midland Federal owns three ATMs located at its Bridgeview, Chicago/Brighton Park and Homer Glen offices.
Computer Equipment
Midland Federal’s recordkeeping activities are maintained on an on-line basis with an independent service bureau. Midland Federal’s accounting and loan origination activities are maintained on an in-house computer network. The net book value of Midland Federal’s computer equipment at June 30, 2007 was $134,000.
Item 3. Legal Proceedings
Midland Federal is, from time to time, a defendant to certain lawsuits arising in the ordinary course of its business. Midland Federal believes that there is no litigation pending which, if adversely determined, would have a material adverse effect on its financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 2007.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Page 21 of the 2007 Annual Report to Stockholders is herein incorporated by reference.
Item 6. Management’s Discussion and Analysis or Plan of Operation
Pages 6 through 21 of the 2007 Annual Report to Stockholders is herein incorporated by reference.
Item 7. Financial Statements
Pages 22 through 45 of the 2007 Annual Report to Stockholders are herein incorporated by reference.
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

The following table sets forth information with respect to securities to be issued under Midland Capital’s equity compensation plans as of June 30, 2007.

(c)
Number of securities
remaining available
	(a)		for future issuance
	Number of securities		under equity
	to be issued upon	(b)	compensation plans
	exercise of	Weighted-average	[excluding
	outstanding	exercise price of	securities
	options, warrants and	outstanding options,	reflected in column
Plan Category	rights	warrants and rights	(a)]
Equity compensation plans approved by securities holders:

1. 1993 Stock Option and Incentive Plan.	1. None	1. N/A	1. 6,900
2. Recognition and Retention Plan	2. N/A	2. N/A	2. N/A

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	None	N/A	None

(1)	Information regarding these plans is set forth under Item 10 to this Report.

(2)	Awards under this plan consist of restricted stock.
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

Item 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2007, which will be filed not later than 120 days following the close of the fiscal year end.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDLAND CAPITAL HOLDINGS CORPORATION
Date: September 28, 2007	By:	/s/ Paul M. Zogas
Paul M. Zogas
Chairman, President and Chief Executive Officer (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Paul M. Zogas	/s/ Charles A. Zogas

Paul M. Zogas, Chairman, President and Chief Executive and Financial Officer (Principal Executive and Financial and Accounting Officer)	Charles A. Zogas, Director, Executive Vice President and Secretary

Date: September 28, 2007	Date: September 28, 2007

/s/ Jonas Vaznelis	/s/ Richard Taylor

Jonas Vaznelis, Director	Richard Taylor, Director and Vice President

Date: September 28, 2007

/s/ Michael J. Kukanza
Michael J. Kukanza, Director

EXHIBIT INDEX

Exhibit
No.	Description

13	Annual Report to Security Holders

21	Subsidiaries of Registrant

31.1	Certification of Paul M. Zogas pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934

32.1	Certification of Paul M. Zogas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003