Form 10QSB
period 2007-09-30
MIDLAND CAPITAL HOLDINGS CORP
filed 2007-11-14
CIK 1061234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
As of November 14, 2007, the Issuer had
372,600 shares of Common Stock issued and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Part I — FINANCIAL INFORMATION
Consolidated Statements of Financial Condition

	September 30,	June 30,
	2007	2007
	(Unaudited)

Assets

Cash and amounts due from depository institutions	$1,982,224	2,224,076
Interest-bearing deposits	16,782,732	11,231,760

Total cash and cash equivalents	18,764,956	13,455,836
Investment securities available for sale, at fair value	16,063,331	21,019,975
Mortgage-backed securities, held to maturity (fair value:
September 30, 2007 - $1,361,863;
June 30, 2007 - $1,482,977)	1,351,683	1,474,504
Loans receivable (net of allowance for loan losses:
September 30, 2007 - $419,701;
June 30, 2007 - $420,079)	83,103,788	83,844,418
Loans receivable held for sale	1,026,400	1,012,200
Other Investments — available for sale, at fair value	41,835	106,633
Stock in Federal Home Loan Bank of Chicago	1,148,087	1,148,087
Accrued interest receivable	373,795	333,666
Office properties and equipment, net	2,030,377	2,071,621
Prepaid expenses and other assets	647,179	425,814

Total assets	$124,551,431	124,892,754

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$108,855,151	109,744,662
Advance payments by borrowers for taxes and insurance	1,318,448	998,142
Other liabilities	564,574	439,476

Total liabilities	110,738,173	111,182,280

Stockholders’ equity:
Preferred stock, $.01 par value: authorized 50,000 shares; none outstanding	—	—
Common stock, $.01 par value: authorized 600,000 shares; issued and outstanding 372,600 shares at September 30, 2007 and June 30, 2007	3,726	3,726
Additional paid-in capital	3,395,580	3,395,580
Retained earnings — substantially restricted	10,206,251	10,104,065
Accumulated other comprehensive income, net of income taxes	207,701	207,103

Total stockholders’ equity	13,813,258	13,710,474

Total liabilities and stockholders’ equity	$124,551,431	124,892,754

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Interest income:
Interest on loans	$1,241,260	1,349,977
Interest on mortgage-backed securities	20,016	21,758
Interest on investment securities	240,233	259,544
Interest on interest-bearing deposits	166,992	107,597
Dividends on FHLB stock	8,014	8,873

Total interest income	1,676,515	1,747,749

Interest expense:
Interest on deposits	561,807	492,674

Total interest expense	561,807	492,674

Net interest income	1,114,708	1,255,075
Provision for loan losses	—	—

Net interest income after provision for loan losses	1,114,708	1,255,075

Non-interest income:
Loan fees and service charges	49,970	51,166
Gain on sale of other investments	66,726	—
Commission income	16,275	11,594
Gain on sale of loans	35,735	26,296
Deposit related fees	79,255	94,892
Other income	13,864	13,457

Total non-interest income	261,825	197,405

Non-interest expense:
Staffing costs	619,698	657,221
Advertising	16,206	17,895
Occupancy and equipment expenses	166,120	165,645
Data processing	44,076	44,008
Federal deposit insurance premiums	3,241	3,704
Other	236,895	228,795

Total non-interest expense	1,086,236	1,117,268

Income before income taxes	290,297	335,212
Income tax provision	98,687	113,972

Net income	$191,610	221,240

Earnings per share (basic)	$0.51	0.59

Earnings per share (diluted)	$0.51	0.59

Dividends declared per common share	$0.24	0.24

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance at June 30, 2007	$3,726	3,395,580	10,104,065	207,103	13,710,474

Comprehensive Income:

Net income			191,610		191,610

Other comprehensive income, net of tax:

Unrealized holding gain during the period				42,820	42,820

Reclassification adjustment of gain included in net income				(42,222)	(42,222)

Total comprehensive income			191,610	598	192,208

Dividends declared on common stock ($0.24 per share)			(89,424)		(89,424)

Balance at September 30, 2007	$3,726	3,395,580	10,206,251	207,701	13,813,258

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$191,610	221,240
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	55,380	56,347
Net accretion on securities	(221,423)	(240,794)
Proceeds from sale of loans held for sale	2,906,378	2,115,888
Origination of loans held for sale	(2,898,300)	(1,654,050)
Gain on sale of loans	(35,735)	(26,296)
Gain on sale of other investments	(66,726)	—
Increase in accrued interest receivable	(40,129)	(12,028)
Decrease in accrued interest payable	(801)	(750)
Increase in deferred income on loans	7,542	11,364
Increase in other assets	(208,216)	(234,600)
Increase in other liabilities	125,899	2,671

Net cash provided (for) by operating activities	(184,521)	238,992

Cash flows from investing activities:
Proceeds from repayments of mortgage-backed securities, held to maturity	122,821	61,875
Proceeds from maturities of investment securities, available for sale	15,000,000	15,000,000
Purchase of investment securities, available for sale	(9,757,333)	(14,619,190)
Loan disbursements	(2,118,586)	(3,044,838)
Loan repayments	2,851,674	4,502,863
Proceeds from sale of other investments	67,830	—
Property and equipment expenditures	(14,136)	(10,930)

Net cash provided by (for) investing activities	6,152,270	1,889,780

Cash flows from financing activities:
Deposit account receipts	74,604,836	79,945,771
Deposit account withdrawals	(76,019,059)	(84,929,223)
Interest credited to deposit accounts	524,712	457,426
Payment of dividends	(89,424)	(89,424)
Increase (decrease) in advance payments by borrowers for taxes and insurance	320,306	(703,806)

Net cash provided for financing activities	(658,629)	(5,319,256)

Net change in cash and cash equivalents	5,309,120	(3,190,484)
Cash and cash equivalents at beginning of period	13,455,836	11,259,904

Cash and cash equivalents at end of period	$18,764,956	8,069,420

Cash paid during the period for:
Interest	$562,608	493,424
Income taxes	3,924	85,606

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note A — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.
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
Note C — Earnings Per Share
Earnings per share for the three month periods ended September 30, 2007 and 2006 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.
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
GENERAL
Midland Capital Holdings Corporation (the “Company”) is the holding company for Midland Federal Savings and Loan Association (the “Association” or “Midland Federal”). At September 30, 2007, there were 372,600 shares of the Company’s common stock outstanding.
The principal asset of the Company is the outstanding stock of the Association. The Company presently has no separate operations and its business consists only of the business of the Association and its subsidiaries. Midland Federal has been principally engaged in the business of attracting deposits from the general public and using such deposits to originate one to four family residential mortgage loans, and to a lesser extent, multi-family, commercial real estate, consumer, and other loans in its primary market area. The Association also has made substantial investments in investment securities, mortgage-backed securities and liquid assets. Midland Federal also operates a wholly-owned subsidiary, Midland Federal Service Corporation that owns and operates Midland Insurance Services, Inc., a full service retail insurance agency.
The Association’s primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2007, Midland Federal’s capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 8.89% and a risk-based capital ratio of 21.15%.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION
At September 30, 2007, total assets of the Company decreased by $341,000 to $124.6 million from $124.9 million at June 30, 2007. The decrease was the result of a $741,000 decline in net loans receivable to $83.1 million, the proceeds of which were used to fund an $890,000 decline in deposit balances to $108.9 million at September 30, 2007.
Loans receivable decreased $741,000 to $83.1 million at September 30, 2007 due to a decline in portfolio loan originations. The Company originated $2.1 million of portfolio loans during the quarter ended September 30, 2007 compared to portfolio loan originations of $3.0 million during the 2006 quarter. The decline in portfolio loan origination volume in the current quarter was due in part to an emphasis on originations of loans held for sale which increased to $2.9 million during the quarter ended September 30, 2007 compared to $1.7 million during the prior year quarter. We increased our originations of loans held for sale as we determined to limit fixed rate portfolio loan originations in view of the possibility of an increase in long term interest rates. Proceeds from the sale of loans held for sale also increased to $2.9 million during the quarter ended September 30, 2007 compared to $2.1 million during the 2006 quarter. Portfolio loan repayments declined to $2.9 million during the quarter ended September 30, 2007 compared with $4.5 million during the 2006 quarter. There were no new purchases of mortgage-backed securities during the quarter ended September 30, 2007 and as a result, the balance of mortgage-backed securities decreased by $123,000 to $1.4 million due to repayments.
The balance of investment securities available for sale declined by $4.9 million to $16.1 million at September 30, 2007 compared to $21.0 million at June 30, 2007. During the current quarter the Company reinvested $5.0 million in maturing United States Treasury securities into other short term investment funds. The investment securities portfolio at September 30, 2007 was largely comprised of six month United States Treasury Securities. Gross unrealized gains in the available for sale investment securities portfolio were $273,000 at September 30, 2007 compared to gross unrealized gains of $208,000 at June 30, 2007, primarily reflecting the positive impact of lower interest rates on the Company’s $1.0 million long term United States Treasury bond. The weighted average remaining term to maturity of the Company’s total investment securities portfolio at September 30, 2007 was 11 months.
The balance of interest bearing deposits increased by $5.6 million to $16.8 million at September 30, 2007 from $11.2 million at June 30, 2007. The increase in interest bearing deposits was primarily due to the reinvestment of maturing investment securities, discussed above.
Non-performing assets consisted of non-accruing loans totaling $516,000 at September 30, 2007 compared to $511,000 at June 30, 2007. The allowance for loan losses totaled $420,000, or 0.50% of total loans, at September 30, 2007 as compared to $420,000, or .49% of total loans, at June 30, 2007. The Company made no loan loss provision during the quarter ended September 30, 2007. Non-accruing loans at September 30, 2007 consisted of $483,000 in one-to-four family residential mortgage loans and $33,000 in non-mortgage loans. At September 30, 2007 the Company’s ratio of allowance for loan losses to non-performing loans was 81.34% compared to 82.22% at June 30, 2007. Management believes that the current allowance for loan losses at September 30, 2007 is adequate to cover probable accrued losses in the portfolio.
Midland Federal owns $1.1 million of stock in the Federal Home Loan Bank of Chicago (“FHLBC”) as a member institution. The FHLBC has announced that it will not declare a quarterly dividend on its stock for the third quarter, payable in the fourth quarter. The Company has no information on when dividends payments on FHLBC stock will resume or the amount of any future dividends.

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

	September 30,	June 30,
	2007	2007
	(Dollars in Thousands)
Non-Accruing Loans:
One-to-four family	$483	$484
Multi-family	—	—
Consumer	33	27
Commercial business	—	—

Total non-performing loans	$516	$511

Foreclosed Assets:
One-to-four family	—	—

Total foreclosed assets	—	—

Total non-performing assets	$516	$511

Total as a percentage of total assets	0.41%	0.41%

As of September 30, 2007, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION (continued)
The following table sets forth an analysis of the Company’s allowance for loan losses.

	Three Months Ended
	September 30,
	2007	2006
	(Dollars in Thousands)

Balance at beginning of period	$420	$416

Charge-offs:
One-to-four family loans	—	—
Consumer loans	—	—
Commercial business loans	—	—

Total charge-offs	—	—

Recoveries:
One-to-four family loans	—	—
Multi-family loans	—	—
Consumer loans	—	6

Total recoveries	—	6

Net (charge-offs) recoveries	—	6
Additions charged to operations	—	—

Balance at end of period	$420	$422

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%

Ratio of net charge-offs during the period to average non-performing assets	—%	—%

Allowance for loan losses to non-performing loans	81.34%	151.73%

Allowance for loan losses to total loans	0.50%	0.46%
At September 30, 2007, the Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers to be adequate to provide for probable accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.
Deposits for the quarter ended September 30, 2007 decreased $890,000 to $108.9 million as a result of withdrawals, net of deposits, in the amount of $1.4 million, offset by interest credited to deposits in the amount of $525,000. The net decrease in deposits is primarily attributed to continued intense competition for deposit accounts in a flat yield curve environment. The decrease in deposits is the result of a $583,000 decrease in demand deposit accounts, a $437,000 decrease in passbook deposit accounts, a $256,000 decrease in money market accounts and a $101,000 decrease in NOW accounts offset by a $487,000 increase in certificate of deposit accounts.
Stockholders’ equity increased $103,000 to $13.8 million at September 30, 2007 from $13.7 million at June 30, 2007. The increase in stockholders’ equity was due to net income of $192,000 offset by the payment of cash dividends in the amount of $89,000.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
RESULTS OF OPERATIONS
Net income for the quarter ended September 30, 2007 was $192,000 compared to net income of $221,000 for the quarter ended September 30, 2006. Net income in the current quarter was decreased as the result of a $140,000 decrease in net interest income offset by a $65,000 increase in non-interest income, a $31,000 decrease in non-interest expense and a $15,000 decrease in income taxes.
The Company’s interest rate spread decreased to 3.36% for the quarter ended September 30, 2007 from 3.77% for the prior year quarter and largely reflects the flat yield curve environment. The decrease in interest rate spread reflects an increase in the Company’s average yield paid on interest costing deposits to 2.25% in the current quarter from 1.93% in the prior year quarter as well as a decrease in the average yield earned on interest earning assets to 5.61% in the current quarter from 5.70% in the prior year quarter. The average balance of net earning assets (average interest earning assets minus average interest bearing liabilities) also decreased by $1.0 million to $19.6 million compared with the prior year quarter.
Interest Income
Interest income decreased $71,000, or 4.1%, for the quarter ended September 30, 2007 as compared to the same period last year. The decrease in interest income is primarily attributed to a $3.2 million decline in the average balance of interest earning assets to $119.5 million for the quarter ended September 30, 2007 compared to $122.7 million for the quarter ended September 30, 2006. The average yield on interest earning assets also decreased to 5.61% for the quarter ended September 30, 2007 from 5.70% in the prior year quarter.
Interest on loans receivable decreased $109,000, or 8.1%, for the quarter ended September 30, 2007 from the comparable quarter in 2006. The decrease in interest income is primarily attributed to a $6.7 million decrease in the average outstanding balance of net loans receivable to $84.5 million for the quarter ended September 30, 2007 from $91.2 million for the quarter ended September 30, 2006. The average yield earned on loans receivable also decreased to 5.88% for the quarter ended September 30, 2007 as compared to 5.92% for the quarter ended September 30, 2006.
Interest on mortgage-backed securities decreased $2,000, or 8.0%, for the quarter ended September 30, 2007 from the comparable quarter in 2006. The decrease in interest income is attributed to a $264,000 decrease in the average balance of mortgage-backed securities to $1.4 million from $1.6 million in the prior year quarter. The decrease in the average balance of mortgage-backed securities was offset by an increase in the average yield earned on mortgage-backed securities to 5.84% for the quarter ended September 30, 2007 from 5.32% in the year earlier period. The increase in the average yield earned on mortgage-backed securities was the result of the Company’s adjustable rate mortgage-backed securities re-pricing at higher yields as market interest rates applicable to the interest rate indices used for these securities increased between the two quarterly periods.
Interest on investment securities decreased $20,000 to $240,000 for the quarter ended September 30, 2007 from $260,000 for the prior year quarter due to a decrease in the average outstanding balance of investment securities. For the quarter ended September 30, 2007 the average outstanding balance of investment securities decreased $1.6 million to $19.0 million from $20.6 million in the 2006 quarter as a result of maturities. The average yield earned on investment securities increased slightly to 5.06% for the quarter ended September 30, 2007 from 5.05% in the year earlier period.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Interest Income (continued)
Interest earned on interest bearing deposits increased $59,000 to $167,000 for the quarter ended September 30, 2007 from $108,000 for the prior year quarter. The increase in interest income is attributed to a $5.3 million increase in the average outstanding balance of interest bearing deposits to $13.5 million for the quarter ended September 30, 2007 from $8.2 million in the 2006 quarter. Management decided to increase the Company’s investment in interest bearing deposits in order to capture slightly higher yields compared to direct investment in short term United States Treasury Securities. The increase in the average outstanding balance of interest bearing deposits offset a decrease in the average yield earned on interest bearing deposits to 4.94% for the quarter ended September 30, 2007 from 5.26% in the 2006 quarter.
Interest Expense
Interest expense increased $69,000, or 14.0%, for the quarter ended September 30, 2007 compared with the prior year quarter. The increase in interest expense is attributable to an increase in the average yield paid on interest costing deposits to 2.25% from 1.93% for the quarter ended September 30, 2006. The increase in the average yield paid on interest costing deposits was offset by a decrease in the average balance of interest costing deposits. The average balance of interest costing deposits decreased by $2.2 million to $99.9 million for the quarter ended September 30, 2007 from $102.1 million in the prior year quarter.
Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management’s periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company’s past loan loss experience, adverse situations that may affect borrowers’ ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $420,000, or .50% of total loans, at September 30, 2007 compared to $420,000, or .49% of total loans, at June 30, 2007. After considering the low level of non-performing loans, the high concentration of one-to-four family mortgage loans in the loan portfolio, the level and nature of its charge offs and recoveries, the stable housing market in its primary lending area and the volume of its loan activity, the Company determined that the $420,000 allowance for loan losses was sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves. As a result, the Company made no loan loss provisions during the quarter ended September 30, 2007.
Non-Interest Income
Non-interest income increased $64,000 to $262,000 in the quarter ended September 30, 2007 as compared to the prior year quarter. The primary factors for the increase in non-interest income were a $67,000 gain on the sale of a marketable equity, a $9,000 increase in gain on the sale of loans, as the Company continues to emphasize loan sale activity, and a $5,000 increase in commission income, offset by a $16,000 decrease in deposit related fees.
Non-Interest Expense
Non-interest expense decreased $31,000 to $1.1 million in the quarter ended September 30, 2007 as compared to the prior year quarter. The decrease in non-interest expense is primarily the result of a $38,000 decrease in staffing costs offset by a $9,000 increase in computer software and support expense and an $8,000 increase in professional fees. The decrease in staffing costs is primarily attributed to a $31,000 decrease in the cost of employee pension and health insurance benefits.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Income Taxes
Income taxes increased by $15,000 to $99,000 in the quarter ended September 30, 2007 from $114,000 for the same period last year. The decreased income tax provision was due to the decrease in operating income in the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the sale and maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management’s assessment of (i) the Company’s need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company’s asset/liability management program. At September 30, 2007 the Company had commitments to originate $225,000 in loans, all of which were one-to-four family loans as well as unused lines of credit of $3.9 million. At September 30, 2007 the Company had commitments to sell $1.0 million in loans. Also on that date, the Company had $32.4 million of certificate of deposit accounts maturing within one year. The Company anticipates that it will retain a majority of such funds.
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
At September 30, 2007, the Association had tangible and core capital of $11.1 million, or 8.89% of adjusted total assets, which was approximately $9.2 million and $7.3 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.
At September 30, 2007, the Association had total capital of $11.5 million (including $11.1 million in core capital) and risk-weighted assets of $54.5 million, or total capital of 21.15% of risk-weighted assets. This amount was $7.2 million above the 8.0% requirement in effect on that date.
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

MIDLAND CAPITAL HOLDINGS CORPORATION
Registrant

DATE: November 14, 2007	BY: /s/ Paul Zogas

Paul Zogas
President, Chief Executive Officer
and Chief Financial Officer