Form 10QSB
period 2007-12-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2008-02-14
CIK 1061234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
As of February 14, 2008, the Issuer had
372,600 shares of Common Stock issued and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Statements of Financial Condition

	December 31,	June 30,
	2007	2007
	(Unaudited)

Assets
Cash and amounts due from depository institutions	$2,356,472	2,224,076
Interest-bearing deposits	19,881,618	11,231,760

Total cash and cash equivalents	22,238,090	13,455,836
Investment securities available for sale, at fair value	11,230,381	21,019,975
Mortgage-backed securities, held to maturity (fair value: December 31, 2007 - $1,326,780; June 30, 2007 - $1,482,977)	1,317,902	1,474,504
Loans receivable (net of allowance for loan losses: December 31, 2007 - $410,845; June 30, 2007 - $420,079)	82,089,023	83,844,418
Loans receivable held for sale	187,200	1,012,200
Stock in Federal Home Loan Bank of Chicago	1,148,087	1,148,087
Other investments, available for sale	48,439	106,633
Accrued interest receivable	316,502	333,666
Office properties and equipment, net	1,978,232	2,071,621
Prepaid expenses and other assets	511,221	425,814

Total assets	$121,065,077	124,892,754

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$105,852,495	109,744,662
Advance payments by borrowers for taxes and insurance	951,247	998,142
Other liabilities	373,648	439,476

Total liabilities	107,177,390	111,182,280

Stockholders’ equity:
Preferred stock, $.01 par value: authorized 50,000 shares; none outstanding	—	—
Common stock, $.01 par value: authorized 600,000 shares; issued and outstanding 372,600 shares at December 31, 2007 and June 30, 2007	3,726	3,726
Additional paid-in capital	3,395,580	3,395,580
Retained earnings — substantially restricted	10,264,400	10,104,065
Accumulated other comprehensive income, net of income taxes	223,981	207,103

Total stockholders’ equity	13,887,687	13,710,474

Total liabilities and stockholders’ equity	$121,065,077	124,892,754

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Interest income:
Interest on loans	$1,225,765	1,298,862	2,467,024	2,648,839
Interest on mortgage-backed securities	19,917	22,700	39,934	44,459
Interest on investment securities	167,857	274,309	408,089	533,852
Interest on interest-bearing deposits	215,297	87,832	382,289	195,429
Dividends on FHLB stock	—	9,410	8,015	18,283

Total interest income	1,628,836	1,693,113	3,305,351	3,440,862

Interest expense:
Interest on deposits	557,414	515,178	1,119,221	1,007,852

Total interest expense	557,414	515,178	1,119,221	1,007,852

Net interest income	1,071,422	1,177,935	2,186,130	2,433,010
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,071,422	1,177,935	2,186,130	2,433,010

Non-interest income:
Loan fees and service charges	53,761	35,975	103,731	87,141
Gain on sale of other investments	—	—	66,726	—
Commission income	23,677	10,756	39,952	22,350
Gain on sale of loans	41,379	24,767	77,114	51,063
Deposit related fees	83,122	83,544	162,377	178,436
Other income	13,332	37,002	27,195	50,459

Total non-interest income	215,271	192,044	477,095	389,449

Non-interest expense:
Staffing costs	613,498	626,761	1,233,196	1,283,982
Advertising	13,795	17,696	30,000	35,591
Occupancy and equipment expenses	173,222	169,894	339,342	335,539
Data processing	43,367	45,425	87,443	89,432
Federal deposit insurance premiums	6,484	3,613	9,726	7,318
Professional fees	18,841	27,488	51,612	51,940
Other	193,977	219,433	398,101	423,776

Total non-interest expense	1,063,184	1,110,310	2,149,420	2,227,578

Income before income taxes	223,509	259,669	513,805	594,881
Income tax provision	75,936	88,183	174,622	202,155

Net income	$147,573	171,486	339,183	392,726

Earnings per share (basic)	$.40	.46	0.91	1.05

Earnings per share (diluted)	$.40	.46	0.91	1.05

Dividends declared per common share	$.24	.24	.48	.48

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance at June 30, 2007	$3,726	3,395,580	10,104,065	207,103	13,710,474

Comprehensive Income:

Net income			339,183		339,183

Other comprehensive income, net of tax:

Unrealized holding gain during the period				16,878	16,878

Total comprehensive income			339,183	16,878	356,061

Dividends declared on common stock ($0.48 per share)			(178,848)		(178,848)

Balance at December 31, 2007	$3,726	3,395,580	10,264,400	223,981	13,887,687

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$339,183	392,726
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	110,504	113,051
Net accretion on securities	(370,410)	(496,352)
Proceeds from sale of loans held for sale	6,463,185	3,670,916
Origination of loans held for sale	(5,592,600)	(2,934,750)
Gain on sale of loans	(77,114)	(51,063)
Gain on sale of other investments	(66,726)	—
Decrease in accrued interest receivable	17,164	12,820
(Decrease) increase in accrued interest payable	(1,401)	645
Increase in deferred income on loans	16,750	25,449
Increase in other assets	(62,573)	(137,650)
Decrease in other liabilities	(64,427)	(553)

Net cash provided by operating activities	711,535	595,239

Cash flows from investing activities:
Proceeds from repayments of mortgage backed securities, held to maturity	156,602	110,311
Proceeds from maturities of investment securities, available for sale	20,000,000	20,000,000
Purchase of investment securities, available for sale	(9,757,333)	(19,493,307)
Loan disbursements	(4,159,394)	(4,774,609)
Loan repayments	5,898,039	8,034,913
Proceeds from sale of other investments	67,830	—
Property and equipment expenditures	(17,115)	(24,379)

Net cash provided by investing activities	12,188,629	3,852,929

Cash flows from financing activities:
Deposit account receipts	150,877,448	153,681,353
Deposit account withdrawals	(155,816,070)	(160,615,507)
Interest credited to deposit accounts	1,046,455	935,426
Payment of dividends	(178,848)	(178,848)
Decrease in advance payments by borrowers for taxes and insurance	(46,895)	(94,953)

Net cash provided for financing activities	(4,117,910)	(6,272,529)

Net change in cash and cash equivalents	8,782,254	(1,824,361)
Cash and cash equivalents at beginning of period	13,455,836	11,259,904

Cash and cash equivalents at end of period	$22,238,090	9,435,543

Cash paid during the period for:
Interest	$1,120,622	1,007,207
Income taxes	187,587	183,501

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note A — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.
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
Note C — Earnings Per Share
Earnings per share for the three month and six month periods ended December 31, 2007 and 2006 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.
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
GENERAL
Midland Capital Holdings Corporation (the “Company”) is the holding company for Midland Federal Savings and Loan Association (the “Association” or “Midland Federal”). At December 31, 2007, there were 372,600 shares of the Company’s common stock outstanding.
The principal asset of the Company is the outstanding stock of the Association. The Company presently has no separate operations and its business consists only of the business of the Association and its subsidiaries. Midland Federal has been principally engaged in the business of attracting deposits from the general public and using such deposits to originate one to four family residential mortgage loans, and to a lesser extent, multi-family, consumer and other loans in its primary market area. The Association also has made substantial investments in investment securities and liquid assets. Midland Federal also operates a wholly-owned subsidiary, Midland Federal Service Corporation that owns and operates Midland Insurance Services, Inc., a full service retail insurance agency.
The Association’s primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2007, Midland Federal’s capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 9.14% and a risk-based capital ratio of 21.29%.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION
At December 31, 2007, total assets of the Company decreased by $3.8 million to $121.1 million from $124.9 million at June 30, 2007. The decrease was the result of a $2.6 million decline in net loans receivable, including loans held for sale, to $82.3 million at December 31, 2007 from $84.9 million at June 30, 2007 and a $1.2 million decline in the combined balance of interest bearing cash deposits and short term investment securities to $29.8 million at December 31, 2007 from $31.0 million at June 30, 2007. These proceeds were used to fund a $3.9 million decline in deposit balances to $105.9 million at December 31, 2007 from $109.7 million at June 30, 2007.
Loans receivable decreased $1.7 million to $82.1 million at December 31, 2007 from $83.8 millions at June 30, 2007 due to a decline in portfolio loan originations. The Company originated $4.2 million of portfolio loans during the six months ended December 31, 2007 compared to portfolio loan originations of $4.8 million during the 2006 period. The decline in portfolio loan origination volume in the current six month period was due in part to an emphasis on originations of loans held for sale which increased to $5.6 million during the six months ended December 31, 2007 compared to $2.9 million during the prior year period. We increased our originations of loans held for sale as we determined to limit fixed rate portfolio loan originations to mitigate interest rate risk. Proceeds from the sale of loans held for sale also increased to $6.5 million during the six months ended December 31, 2007 compared to $3.7 million during the 2006 period. Portfolio loan repayments declined to $5.9 million during the six months ended December 31, 2007 compared with $8.0 million during the 2006 period. There were no new purchases of mortgage-backed securities during the six months ended December 31, 2007 and as a result, the balance of mortgage-backed securities decreased by $157,000 to $1.3 million due to repayments.
The balance of investment securities available for sale declined by $9.8 million to $11.2 million at December 31, 2007 compared to $21.0 million at June 30, 2007. During the current six month period the Company reinvested $10.0 million in maturing United States Treasury securities into other short term investment funds with better returns. The investment securities portfolio at December 31, 2007 was largely comprised of six month United States Treasury Securities. Gross unrealized gains in the available for sale investment securities portfolio were $291,000 at December 31, 2007 compared to gross unrealized gains of $208,000 at June 30, 2007, primarily reflecting the positive impact of lower interest rates on the Company’s $1.0 million long term United States Treasury bond. The weighted average remaining term to maturity of the Company’s total investment securities portfolio at December 31, 2007 was 11 months.
The balance of interest bearing deposits increased by $8.7 million to $19.9 million at December 31, 2007 from $11.2 million at June 30, 2007. The increase in interest bearing deposits was primarily due to the reinvestment of maturing investment securities, discussed above.
Non-performing assets consisted of non-accruing loans totaling $597,000 at December 31, 2007 compared to $511,000 at June 30, 2007. The allowance for loan losses decreased $9,000 during the six months ended December 31, 2007 due to net charge offs of consumer loans, and amounted to $411,000, or 0.50% of total loans, at December 31, 2007 as compared to $420,000, or .49% of total loans, at June 30, 2007. The Company made no loan loss provision during the six months ended December 31, 2007. Non-accruing loans at December 31, 2007 consisted of $573,000 in one-to-four family residential mortgage loans and $24,000 in non-mortgage loans. At December 31, 2007 the Company’s ratio of allowance for loan losses to non-performing loans was 68.87% compared to 82.22% at June 30, 2007. Management believes that the current allowance for loan losses at December 31, 2007 is adequate to cover probable accrued losses in the portfolio.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION (continued)
Midland Federal owns $1.1 million of stock in the Federal Home Loan Bank of Chicago (“FHLBC”) as a member institution. The FHLBC did not declare a quarterly dividend on its stock in the third quarter and has announced that it will not declare a quarterly dividend on its stock for the fourth quarter. The Company has no information on when dividend payments on FHLBC stock will resume or the amount of any future dividends.
The following table sets forth the amounts and categories of non-performing assets in the Company’s portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, generally when the loan is delinquent 90 days or more. Foreclosed assets, if any, include assets acquired in settlement of loans.

	December 31,	June 30,
	2007	2007
	(Dollars in Thousands)
Non-Accruing Loans:
One-to-four family	$573	$484
Multi-family	—	—
Consumer	24	27
Commercial business	—	—

Total non-performing loans	$597	$511

Foreclosed Assets:
One-to-four family	—	—

Total foreclosed assets	—	—

Total non-performing assets	$597	$511

Total as a percentage of total assets	0.49%	0.41%

As of December 31, 2007, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION (continued)
The following table sets forth an analysis of the Company’s allowance for loan losses.

	Six Months Ended
	December 31,
	2007	2006
	(Dollars in Thousands)

Balance at beginning of period	$420	$416

Charge-offs:
One-to-four family loans	—	—
Consumer loans	9	—
Commercial business loans	—	—

Total charge-offs	9	—

Recoveries:
One-to-four family loans	—	—
Multi-family loans	—	—
Consumer loans	—	6

Total recoveries	—	6

Net (charge-offs) recoveries	(9)	6
Additions charged to operations	—	—

Balance at end of period	$411	$422

Ratio of net charge-offs during the period to average loans outstanding during the period	.01%	—%

Ratio of net charge-offs during the period to average non-performing assets	1.66%	—%

Allowance for loan losses to non-performing loans	68.87%	80.07%

Allowance for loan losses to total loans	0.50%	0.47%
The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers adequate to provide for probable accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.
Deposits for the six months ended December 31, 2007 decreased $3.9 million to $105.8 million from $109.7 million at June 30, 2007 as a result of withdrawals, net of deposits, in the amount of $4.9 million, offset by interest credited to deposits in the amount of $1.0 million. The net decrease in deposits is primarily attributed to continued intense competition for deposit accounts in the current interest rate environment. The decrease in deposits is the result of a $2.6 million decrease in passbook deposit accounts, a $679,000 decrease in money market accounts, a $484,000 decrease in NOW accounts and a $221,000 decrease in demand deposit accounts offset by a $135,000 increase in certificate of deposit accounts.
Stockholders’ equity increased $177,000, or 1.3%, to $13.9 million at December 31, 2007 from $13.7 million at June 30, 2007. The increase in stockholders’ equity was due to net income of $339,000 and an increase in accumulated other comprehensive income of $17,000 offset by the payment of cash dividends in the amount of $179,000.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
RESULTS OF OPERATIONS
Net income for the quarter ended December 31, 2007 was $147,000 compared to net income of $171,000 for the quarter ended December 31, 2006. Net income decreased in the current quarter, compared to the prior year quarter, as the result of a $106,000 decrease in net interest income, offset by a $23,000 increase in non-interest income, a $47,000 decrease in non-interest expense and a $12,000 decrease in income taxes.
For the six months ended December 31, 2007 the Company had net income of $339,000 compared to net income of $393,000 for the six months ended December 31, 2006. Net income decreased in the six months ended December 31, 2007, compared to the prior year period, as the result of a $247,000 decrease in net interest income, offset by an $88,000 increase in non-interest income, a $78,000 decrease in non-interest expense and a $27,000 decrease in income taxes.
The Company’s interest rate spread decreased to 3.23% for the quarter ended December 31, 2007 from 3.58% for the prior year quarter. The decrease in interest rate spread reflects an increase in the Company’s average yield paid on interest costing deposits to 2.30% in the current quarter from 2.06% in the prior year quarter as well as a decrease in the average yield earned on interest earning assets to 5.53% in the current quarter from 5.64% in the prior year quarter. The average balance of net earning assets (average interest earning assets minus average interest bearing liabilities) increased by $852,000 to $21.0 million compared with the prior year quarter.
For the six months ended December 31, 2007, interest rate spread decreased to 3.29% compared to 3.67% in the prior year six month period. Interest rate spread also decreased in the six months ended December 31, 2007 compared with the prior year period as a result of an increase in the average yield paid on interest costing deposits combined with a decrease in the average yield earned on interest earning assets. For the six months ended December 31, 2007 the average yield paid on interest costing deposits increased to 2.28% from 2.00% in the prior year period while the average yield earned on interest earning assets decreased to 5.57% for the six months ended December 31, 2007 from 5.67% in the prior year period.
Interest Income
Interest income decreased $64,000, or 3.8%, for the quarter ended December 31, 2007 as compared to the same period last year. The decrease in interest income is attributed to a $2.3 million decline in the average balance of interest earning assets to $117.8 million for the quarter ended December 31, 2007 compared to $120.1 million for the quarter ended December 31, 2006 as well as a decrease in the average yield earned on interest earning assets to 5.53% for the quarter ended December 31, 2007 from 5.64% in the prior year quarter.
For the six months ended December 31, 2007, interest income decreased $136,000, or 3.9%, from the 2006 period. The decrease in interest income for the current six month period was the result of a decrease in the average yield earned on interest earning assets as well as a decrease in the average outstanding balance of interest earning assets. The average yield on interest earning assets decreased to 5.57% compared to 5.67% for the year earlier period. The average outstanding balance of interest earning assets decreased by $2.7 million to $118.7 million for the six months ended December 31, 2007 from $121.4 million for the prior year period.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Interest Income (continued)
Interest on loans receivable decreased $73,000, or 5.6%, for the quarter ended December 31, 2007 from the comparable quarter in 2006. The decrease in interest income was primarily attributed to a $6.1 million decrease in the average outstanding balance of net loans receivable to $83.4 million for the quarter ended December 31, 2007 from $89.5 million for the quarter ended December 31, 2006. The decrease in the average outstanding balance of loans receivable offset an increase in the average yield earned on loans receivable to 5.88% for the quarter ended December 31, 2007 as compared to 5.81% for the quarter ended December 31, 2006.
Interest on mortgage-backed securities decreased $3,000, or 12.3%, for the quarter ended December 31, 2007 from the comparable quarter in 2006. The decrease in interest income is attributed to a $263,000 decrease in the average balance of mortgage-backed securities to $1.3 million from $1.6 million in the prior year quarter. The decrease in the average outstanding balance of mortgage-backed securities offset an increase in the average yield earned on mortgage-backed securities to 6.00% for the quarter ended December 31, 2007 from 5.71% in the year earlier period. The increase in the average yield earned on mortgage-backed securities was the result of the Company’s adjustable rate mortgage-backed securities re-pricing at higher yields.
Interest on investment securities decreased $106,000, or 38.8%, to $168,000 for the quarter ended December 31, 2007 from $274,000 for the prior year quarter due to a decrease in the average outstanding balance of investment securities. For the quarter ended December 31, 2007 the average outstanding balance of investment securities decreased $7.7 million to $13.3 million from $21.0 million in the 2006 quarter as a result of maturities. The average yield earned on investment securities also decreased to 5.03% for the quarter ended December 31, 2007 from 5.22% due to reinvestment of maturing treasury securities at lower yields.
Interest earned on interest bearing deposits increased $127,000 to $215,000 for the quarter ended December 31, 2007 from $88,000 for the prior year quarter. The increase in interest income is attributed to an $11.8 million increase in the average outstanding balance of interest bearing deposits to $18.6 million for the quarter ended December 31, 2007 from $6.8 million in the 2006 quarter. Management decided to increase the Company’s investment in interest bearing deposits in order to capture slightly higher yields compared to direct investment in short term United States Treasury Securities. The increase in the average outstanding balance of interest bearing deposits offset a decrease in the average yield earned on interest bearing deposits to 4.64% for the quarter ended December 31, 2007 from 5.16% in the 2006 quarter.
For the six months ended December 31, 2007, interest on loans receivable decreased $182,000, or 6.9%, compared with the prior year period. The decrease in interest income was primarily attributed to a $6.3 million decrease in the average outstanding balance of net loans receivable to $84.0 million for the six months ended December 31, 2007 from $90.3 million for the six months ended December 31, 2006. The decline in the average outstanding balance of net loans receivable was slightly offset by an increase in the average yield earned on loans receivable to 5.88% for the six months ended December 31, 2007 as compared to 5.86% for the prior year period.
For the six months ended December 31, 2007 interest earned on mortgage backed securities decreased $4,000 to $40,000. The decrease in interest income is attributed to a decrease in the average outstanding balance of mortgage-backed securities to $1.3 million for the six months ended December 31, 2007 from $1.6 million for the six months ended December 31, 2006. The decrease in the average outstanding balance of mortgage-backed securities offset an increase in the average yield earned on mortgage-backed securities to 5.92% for the six months ended December 31, 2007 from 5.51% for the comparable prior year period.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Interest Income (continued)
For the six months ended December 31, 2007 interest earned on investment securities decreased $126,000, or 23.6%, to $408,000 from $534,000 for the 2006 period. The decrease in interest income is attributed to decreases in both the average outstanding balance of investment securities and the average yield earned on investment securities. For the six months ended December 31, 2007 the average outstanding balance of investment securities decreased $4.6 million to $16.2 million from $20.8 million in the 2006 period. The average yield earned on investment securities also decreased to 5.05% for the six months ended December 31, 2007 from 5.14% in the year earlier period.
For the six months ended December 31, 2007 interest earned on interest bearing deposits increased $187,000, or 95.6%, to $382,000 from $195,000 for the 2006 period. The increase in interest income was due to an $8.5 million increase in the average outstanding balance of interest bearing deposits to $16.0 million for the six months ended December 31, 2007 from $7.5 million for the comparable prior year period. The increase in the average outstanding balance of interest bearing deposits offset a decrease in the average yield earned on interest bearing deposits to 4.77% for the six months ended December 31, 2007 from 5.22% for the prior year period.
Interest Expense
Interest expense increased $42,000, or 8.2%, to $557,000 for the quarter ended December 31, 2007 compared with $515,000 in the prior year quarter. The increase in interest expense is attributable to an increase in the average yield paid on interest costing deposits to 2.30% for the quarter ended December 31, 2007 from 2.06% for the quarter ended December 31, 2006. The increase in average yield was the result of increased competition for deposit liabilities from special rate promotions. The increase in the average yield paid on interest costing deposits was offset by a decrease in the average balance of interest costing deposits. The average balance of interest costing deposits decreased by $3.2 million to $96.8 million for the quarter ended December 31, 2007 from $100.0 million in the prior year quarter.
For the six months ended December 31, 2007 interest expense increased $111,000, or 11.1%, to $1.1 million from $1.0 million for the prior year period. The increase in interest expense in the six month period is the result of an increase in the average yield paid on interest costing deposits offset by a decline in the average outstanding balance of interest costing deposits. For the six months ended December 31, 2007 the average yield paid on interest costing deposits increased to 2.28% from 2.00% for the six months ended December 31, 2006 while the average outstanding balance of interest costing deposits decreased by $2.6 million to $98.4 million from $101.0 million for the comparable prior year period.
Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management’s periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company’s past loan loss experience, adverse situations that may affect borrowers’ ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $411,000, or .50% of total loans, at December 31, 2007 compared to $420,000, or .49% of total loans, at June 30, 2007. After considering the low level of non-performing loans, the high concentration of one-to-four family mortgage loans in the loan portfolio, the level and nature of its charge offs and recoveries, the stable housing market in its primary lending area and the volume of its loan activity, the Company determined that the $411,000 allowance for loan losses was sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves. As a result, the Company made no loan loss provisions during the three and six months ended December 31, 2007.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Non-Interest Income
Non-interest income increased $23,000 to $215,000 in the quarter ended December 31, 2007 as compared to the prior year quarter. The primary factors for the increase in non-interest income were an $18,000 increase in loan fees and service charges, a $17,000 increase in gain on the sale of loans and a $13,000 increase in commission income. The increases in loan fees and service charges and gain on the sale of loans both resulted from an increase in the origination and sale of loans held for sale in the current quarter compared with the prior year quarter. Non-interest income was increased in the 2006 quarter by a $24,000 recovery of data communication charges billed in error in previous periods.
For the six months ended December 31, 2007 non-interest income increased $88,000 to $477,000 from $389,000 in the prior year period. The primary factors for the increase in non-interest income were a $67,000 gain on the sale of a marketable equity security, a $26,000 increase in gain on the sale of loans and a $17,000 increase in loan fees and service charges. Non-interest income was increased in the prior year period as a result of the $24,000 recovery of data communication charges, discussed above.
Non-Interest Expense
Non-interest expense decreased $47,000 to $1.1 million in the quarter ended December 31, 2007 as compared to the prior year quarter. The decrease in non-interest expense is primarily the result of a $14,000 decrease in computer software and support expenses, a $13,000 decrease in staffing costs and a $9,000 decrease in professional fees.
For the six months ended December 31, 2007 non-interest expense decreased $78,000 to $2.1 million compared with the prior year period. The primary factors for the decrease in non-interest expense in the current six month period were a $51,000 decrease in staffing expense, a $6,000 decrease in advertising expense and a $5,000 decrease in computer software and support expense. The decrease in staffing expense is primarily attributed to a $63,000 decrease in the cost of employee pension and health insurance benefits, offset by normal increases in payroll expenses.
Income Taxes
Income taxes decreased by $12,000 to $76,000 in the quarter ended December 31, 2007 from $88,000 for the same period last year. The decreased income tax provision was due to the decrease in operating income in the quarter ended December 31, 2007 as compared to the quarter ended December 31, 2006.
For the six months ended December 31, 2007 income taxes decreased $27,000 to $175,000 compared to $202,000 in the prior year period. The decreased income tax provision was due to the decrease in operating income in the six months ended December 31, 2007 as compared to the six months ended December 31, 2006. The effective income tax rate in all periods presented was 34.0%.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management’s assessment of (i) the Company’s need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company’s asset/liability management program. At December 31, 2007 the Company had commitments to originate $147,000 in loans for the portfolio and unused lines of credit in the amount of $3.7 million. At December 31, 2007 the Company had commitments to sell $298,000 in loans. Also on that date, the Company had $32.2 million of certificate of deposit accounts maturing within one year, which management generally expects to retain.
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
At December 31, 2007, the Association had tangible and core capital of $11.0 million, or 9.14% of adjusted total assets, which was approximately $9.2 million and $7.4 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.
At December 31, 2007, the Association had total capital of $11.5 million (including $11.0 million in core capital) and risk-weighted assets of $53.9 million, or total capital of 21.29% of risk-weighted assets. This amount was $7.2 million above the 8.0% requirement in effect on that date.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On October 17, 2007 the shareholders held their annual meeting to consider and act upon the election of Mr. Jonas Vaznelis and Mr. Paul Zogas to serve as directors for terms of three years and the ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2008. Both of the foregoing items were approved by the shareholders at the meeting by the following vote totals based upon 372,600 shares outstanding and entitled to vote at the meeting.

I.	Election of Directors	—	332,061 shares voted, as follows:
	Jonas Vaznelis:		316,261 votes FOR; 15,800 votes WITHHELD.
	Paul Zogas:		316,261 votes FOR; 15,800 votes WITHHELD.

II.	Ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending June 30, 2008 — 332,061 shares voted, as follows:

FOR:	332,061
AGAINST:	-0-
ABSTAIN:	-0-
Item 5. OTHER INFORMATION
Not applicable.
Item 6. EXHIBITS
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDLAND CAPITAL HOLDINGS CORPORATION Registrant
DATE: February 14, 2008	BY:	/s/ Paul Zogas
Paul Zogas
President, Chief Executive Officer and Chief Financial Officer

DATE: February 14, 2008	BY:	/s/ Charles Zogas
Charles Zogas
Executive Vice President, and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

11	Computation of Per Share Earnings

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002