Form 10-Q
period 2008-03-31
MIDLAND CAPITAL HOLDINGS CORP
filed 2008-05-14
CIK 1061234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Issuer’s telephone number, including area code: (708) 598-9400
Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Se the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares of each of the Issuer’s classes of common stock as of the latest practicable date:
As of May 14, 2008, the Issuer had372,600 shares of Common Stock, par value $0.01 issued and outstanding.

MIDLAND CAPITAL HOLDINGS CORPORATION

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Statements of Financial Condition

	March 31,	June 30,
	2008	2007
	(Unaudited)

Assets

Cash and amounts due from depository institutions	$1,733,968	2,224,076
Interest-bearing deposits	28,249,626	11,231,760

Total cash and cash equivalents	29,983,594	13,455,836
Investment securities available for sale, at fair value	1,306,250	21,019,975
Mortgage-backed securities, held to maturity (fair value: March 31, 2008 - $1,294,446; June 30, 2007 - $1,482,977)	1,279,189	1,474,504
Loans receivable (net of allowance for loan losses: March 31, 2008 - $410,845; June 30, 2007 - $420,079)	81,892,039	83,844,418
Loans receivable held for sale	588,469	1,012,200
Stock in Federal Home Loan Bank of Chicago	1,148,087	1,148,087
Other investments, available for sale	42,434	106,633
Accrued interest receivable	334,277	333,666
Office properties and equipment, net	1,936,881	2,071,621
Prepaid expenses and other assets	486,879	425,814

Total assets	$118,998,099	124,892,754

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$104,134,755	109,744,662
Advance payments by borrowers for taxes and insurance	646,169	998,142
Other liabilities	362,492	439,476

Total liabilities	105,143,416	111,182,280

Stockholders’ equity:
Preferred stock, $.01 par value: authorized 50,000 shares; none outstanding	—	—
Common stock, $.01 par value: authorized 600,000 shares; issued and outstanding 372,600 shares at March 31, 2008 and June 30, 2007	3,726	3,726
Additional paid-in capital	3,395,580	3,395,580
Retained earnings — substantially restricted	10,215,631	10,104,065
Accumulated other comprehensive income, net of income taxes	239,746	207,103

Total stockholders’ equity	13,854,683	13,710,474

Total liabilities and stockholders’ equity	$118,998,099	124,892,754

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Interest income:
Interest on loans	$1,180,964	1,267,497	3,647,989	3,916,335
Interest on mortgage-backed securities	19,134	22,415	59,067	66,874
Interest on investment securities	64,807	268,142	472,897	801,994
Interest on interest-bearing deposits	211,972	117,366	594,260	312,796
Dividends on FHLB stock	—	9,609	8,015	27,892

Total interest income	1,476,877	1,685,029	4,782,228	5,125,891

Interest expense:
Interest on deposits	527,864	526,848	1,647,085	1,534,700

Total interest expense	527,864	526,848	1,647,085	1,534,700

Net interest income	949,013	1,158,181	3,135,143	3,591,191
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	949,013	1,158,181	3,135,143	3,591,191

Non-interest income:
Loan fees and service charges	38,750	55,935	142,481	143,076
Gain on sale of other investments	29,274	—	96,000	—
Commission income	27,987	25,466	67,939	47,816
Gain on sale of loans	6,063	31,714	83,177	82,777
Deposit related fees	81,292	75,678	243,669	254,114
Other income	15,093	14,214	42,288	64,673

Total non-interest income	198,459	203,007	675,554	592,456

Non-interest expense:
Staffing costs	632,475	643,598	1,865,671	1,927,580
Advertising	12,326	14,290	42,326	49,881
Occupancy and equipment expenses	173,631	177,858	512,973	513,397
Data processing	48,511	52,038	135,954	141,470
Federal deposit insurance premiums	—	3,407	9,726	10,725
Professional fees	22,692	21,667	74,304	73,607
Other	196,267	199,578	594,368	623,353

Total non-interest expense	1,085,902	1,112,436	3,235,322	3,340,013

Income before income taxes	61,570	248,752	575,375	843,634
Income tax provision	20,915	84,424	195,537	286,579

Net income	$40,655	164,328	379,838	557,055

Earnings per share (basic)	$.11	.44	1.02	1.50

Earnings per share (diluted)	$.11	.44	1.02	1.50

Dividends declared per common share	$.24	.24	.72	.72

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance at June 30, 2007	$3,726	3,395,580	10,104,065	207,103	13,710,474

Comprehensive Income:

Net income			379,838		379,838

Other comprehensive income, net of tax:

Unrealized holding gain during the period				32,643	32,643

Total comprehensive income			379,838	32,643	412,481

Dividends declared on common stock ($0.72 per share)			(268,272)		(268,272)

Balance at March 31, 2008	$3,726	3,395,580	10,215,631	239,746	13,854,683

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income	$379,838	557,055
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	165,567	168,809
Net accretion on securities	(416,387)	(745,744)
Proceeds from sale of loans held for sale	7,000,392	6,583,274
Origination of loans held for sale	(6,529,519)	(5,673,600)
Gain on sale of loans	(83,177)	(82,777)
Gain on sale of other investments	(96,000)	—
(Increase) decrease in accrued interest receivable	(611)	5,070
(Decrease) increase in accrued interest payable	(2,848)	912
Increase in deferred income on loans	12,904	27,868
Increase in other assets	(41,847)	(78,268)
Decrease in other liabilities	(74,136)	(1,501)

Net cash provided by operating activities	314,176	761,098

Cash flows from investing activities:
Proceeds from repayments of mortgage backed securities, held to maturity	195,315	166,568
Proceeds from maturities of investment securities, available for sale	30,000,000	35,000,000
Purchase of investment securities, available for sale	(9,757,333)	(34,117,174)
Loan disbursements	(7,669,608)	(7,242,854)
Loan repayments	9,609,083	13,547,420
Proceeds from sale of other investments	97,104	—
Property and equipment expenditures	(30,827)	(24,979)

Net cash provided by investing activities	22,443,734	7,328,981

Cash flows from financing activities:
Deposit account receipts	223,970,741	233,524,306
Deposit account withdrawals	(231,123,752)	(240,633,213)
Interest credited to deposit accounts	1,543,104	1,417,195
Payment of dividends	(268,272)	(268,272)
Decrease in advance payments by borrowers for taxes and insurance	(351,973)	(427,647)

Net cash provided for financing activities	(6,230,152)	(6,387,631)

Net change in cash and cash equivalents	16,527,758	1,702,448
Cash and cash equivalents at beginning of period	13,455,836	11,259,904

Cash and cash equivalents at end of period	$29,983,594	12,962,352

Cash paid during the period for:
Interest	$1,649,933	1,533,788
Income taxes	212,569	262,456

See accompanying notes to consolidated financial statements.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note A — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year.
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
Note C — Earnings Per Share
Earnings per share for the three month and nine month periods ended March 31, 2008 and 2007 were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.
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

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions and real estate values in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates including the relationship between long and short term interest rates, demand for loans in the Company’s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.
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
GENERAL
Midland Capital Holdings Corporation (the “Company”) is the holding company for Midland Federal Savings and Loan Association (the “Association” or “Midland Federal”). At March 31, 2008, there were 372,600 shares of the Company’s common stock outstanding.
The principal asset of the Company is the outstanding stock of the Association. The Company presently has no separate operations and its business consists only of the business of the Association and its subsidiaries. Midland Federal has been principally engaged in the business of attracting deposits from the general public and using such deposits to originate one to four family residential mortgage loans, and to a lesser extent, consumer, multi-family and other loans in its primary market area. The Association also has made substantial investments in money market mutual funds and to a lesser extent, other liquid assets, mortgage-backed securities and investment securities. Midland Federal also operates a wholly-owned subsidiary, Midland Federal Service Corporation that owns and operates Midland Insurance Services, Inc., a full service retail insurance agency.
The Association’s primary market area consists of Southwest Chicago, and the southwest suburban communities of Bridgeview, Oak Lawn, Palos Hills, Hickory Hills, Justice, Burbank, Chicago Ridge, Homer Glen, Lockport, Orland Park and Lemont. The Company serves these communities through its main office in Bridgeview, two branch banking offices in southwest Chicago and a third branch banking office in Homer Glen, Illinois. The Association’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2008, Midland Federal’s capital ratios exceeded all of its regulatory capital requirements with both tangible and core capital ratios of 9.19% and a risk-based capital ratio of 20.40%.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION
At March 31, 2008, total assets of the Company decreased by $5.9 million to $119.0 million from $124.9 million at June 30, 2007. The decrease in assets was the result of a decline in loans receivable as well as a decline in the combined balance of short term investment securities and interest bearing cash deposits. Net loans receivable, including loans held for sale, declined $2.4 to $82.5 million at March 31, 2008 from $84.9 million at June 30, 2007. Investment securities available for sale declined $19.7 million, due to maturities, to $1.3 million at March 31, 2008 from $21.0 million at June 30, 2007 while interest bearing cash equivalents increased $17.0 million to $28.2 million at March 31, 2008 from $11.2 million at June 30, 2007. The $17.0 million increase in interest bearing cash equivalents was funded by the proceeds from maturing investment securities.
Loans receivable held in portfolio decreased by $1.9 million to $81.9 million at March 31, 2008 from $83.8 million at June 30, 2007, as loan repayments of $9.6 million exceeded portfolio loan originations of $7.7 million during the nine months ended March 31, 2008. The Company continued to originate loans held for sale which totaled $6.5 million during the nine months ended March 31, 2008. There were no new purchases of mortgage-backed securities during the nine months ended March 31, 2008 and as a result, the balance of mortgage-backed securities decreased by $195,000 to $1.3 million, due to repayments.
The balance of investment securities available for sale declined by $19.7 million to $1.3 million at March 31, 2008 compared to $21.0 million at June 30, 2007. During the current nine month period the Company reinvested $20.0 million in maturing United States Treasury Bills into a short term government and agency money market mutual fund with an investment return that exceeded the available investment return on short term United States Treasury securities. The investment securities portfolio at March 31, 2008 was comprised of a $1.0 million intermediate term United States Treasury bond. Gross unrealized gains in the available for sale investment securities portfolio were $321,000 at March 31, 2008 compared to gross unrealized gains of $208,000 at June 30, 2007, reflecting the positive impact of lower interest rates on the market value of that investment security.
The balance of interest bearing deposits increased by $17.0 million to $28.2 million at March 31, 2008 from $11.2 million at June 30, 2007. The increase in interest bearing deposits was due to the reinvestment of maturing investment securities, discussed above.
Non-performing assets consisted of non-accruing loans totaling $1.2 million at March 31, 2008, all of which are located in our market area, compared to $511,000 at June 30, 2007. The allowance for loan losses decreased $9,000 during the nine months ended March 31, 2008 due to net charge offs of consumer loans, and amounted to $411,000, or 0.50% of total loans, at March 31, 2008 as compared to $420,000, or .49% of total loans, at June 30, 2007. The Company made no loan loss provision during the nine months ended March 31, 2008. Non-accruing loans at March 31, 2008 consisted of $1.1 million in one-to-four family residential mortgage loans and $66,000 in non-mortgage loans. At March 31, 2008 the Company’s ratio of allowance for loan losses to non-performing loans was 35.66% compared to 82.22% at June 30, 2007. Management believes that the current allowance for loan losses at March 31, 2008 is adequate to cover probable accrued losses in the portfolio.
Midland Federal owns $1.1 million of stock in the Federal Home Loan Bank of Chicago (“FHLBC”) as a member institution. The FHLBC did not declare a quarterly dividend on its stock in the fourth quarter of 2007 and has announced that it does not anticipate paying dividends in 2008. The Company has no information on when dividend payments on FHLBC stock will resume or the amount of any future dividends.

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

	March 31,	June 30,
	2008	2007
	(Dollars in Thousands)
Non-Accruing Loans:
One-to-four family	$1,086	$484
Multi-family	—	—
Consumer	66	27
Commercial business	—	—

Total non-performing loans	$1,152	$511

Foreclosed Assets:
One-to-four family	—	—

Total foreclosed assets	—	—

Total non-performing assets	$1,152	$511

Total as a percentage of total assets	0.97%	0.41%

As of March 31, 2008, there were no loans not included in the above table where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
FINANCIAL CONDITION (continued)
The following table sets forth an analysis of the Company’s allowance for loan losses.

	Nine Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$420	$416

Charge-offs:
One-to-four family loans	—	—
Multi-family loans	—	—
Consumer loans	9	—

Total charge-offs	9	—

Recoveries:
One-to-four family loans	—	—
Multi-family loans	—	—
Consumer loans	—	6

Total recoveries	—	6

Net recoveries (charge-offs)	(9)	6
Additions charged to operations	—	—

Balance at end of period	$411	$422

Ratio of net charge-offs during the period to average loans outstanding during the period	.01%	—%

Ratio of net charge-offs during the period to average non-performing assets	1.23%	—%

Allowance for loan losses to non-performing loans	35.66%	50.61%

Allowance for loan losses to total loans	0.50%	0.49%
The Company was aware of no regulatory directives or suggestions that the Association make additional provisions for losses on loans. Although the Company believes its allowance for loan losses is at a level that it considers adequate to provide for probable accrued losses in the portfolio, there can be no assurance that such losses will not exceed the estimated amounts.
Deposits for the nine months ended March 31, 2008 decreased $5.6 million to $104.1 million from $109.7 million at June 30, 2007 as a result of withdrawals, net of deposits, in the amount of $7.1 million, offset by interest credited to deposits in the amount of $1.5 million. The net decrease in deposits is primarily attributed to continued intense competition for deposit accounts in the current interest rate environment. The decrease in deposits is the result of a $2.9 million decrease in passbook deposit accounts, an $852,000 decrease in NOW accounts, an $829,000 decrease in money market accounts, a $503,000 decrease in certificate of deposit accounts and a $473,000 decrease in demand deposit accounts.
Stockholders’ equity increased $145,000, or 1.1%, to $13.9 million at March 31, 2008 from $13.7 million at June 30, 2007. The increase in stockholders’ equity was due to net income of $380,000 and an increase in accumulated other comprehensive income of $33,000 offset by the payment of cash dividends in the amount of $268,000.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
RESULTS OF OPERATIONS
Net income for the quarter ended March 31, 2008 was $41,000 compared to net income of $164,000 for the quarter ended March 31, 2007. Net income decreased in the current quarter, compared to the prior year quarter, as the result of a $209,000 decrease in net interest income and a $5,000 decrease in non-interest income, offset by a $27,000 decrease in non-interest expense and a $64,000 decrease in income taxes.
For the nine months ended March 31, 2008 the Company had net income of $380,000 compared to net income of $557,000 for the nine months ended March 31, 2007. Net income decreased in the nine months ended March 31, 2008, compared to the prior year period, as the result of a $456,000 decrease in net interest income offset by an $83,000 increase in non-interest income, a $105,000 decrease in non-interest expense and a $91,000 decrease in income taxes.
The Company’s interest rate spread decreased to 2.89% for the quarter ended March 31, 2008 from 3.54% for the prior year quarter. The decrease in interest rate spread reflects an increase in the Company’s average cost on deposits to 2.22% in the current quarter from 2.11% in the prior year quarter as well as a decrease in the average yield earned on interest earning assets to 5.11% in the current quarter from 5.65% in the prior year quarter as a result in part of our increase in liquidity at a time when short term interest rates were dropping. The average balance of net earning assets (average interest earning assets minus average interest bearing liabilities) increased by $1.3 million to $20.5 million compared with the prior year quarter.
For the nine months ended March 31, 2008, interest rate spread decreased to 3.16% compared to 3.63% in the prior year nine month period. Interest rate spread also decreased in the nine months ended March 31, 2008 compared with the prior year period as a result of an increase in the average cost on deposits combined with a decrease in the average yield earned on interest earning assets. For the nine months ended March 31, 2008 the average yield paid on interest costing deposits increased to 2.26% from 2.03% in the prior year period while the average yield earned on interest earning assets decreased to 5.42% for the nine months ended March 31, 2008 from 5.66% in the prior year period.
Interest Income
Interest income decreased $208,000, or 12.4%, for the quarter ended March 31, 2008 as compared to the same period last year. The decrease in interest income is attributed to a $3.6 million decline in the average balance of interest earning assets to $115.6 million for the quarter ended March 31, 2008 compared to $119.2 million for the quarter ended March 31, 2007 as well as a decrease in the average yield earned on interest earning assets to 5.11% for the quarter ended March 31, 2008 from 5.65% in the prior year quarter.
For the nine months ended March 31, 2008, interest income decreased $344,000, or 6.7%, from the 2007 period. The decrease in interest income for the current nine month period was the result of a decrease in the average yield earned on interest earning assets as well as a decrease in the average outstanding balance of interest earning assets. The average yield on interest earning assets decreased to 5.42% compared to 5.66% for the year earlier period. The average outstanding balance of interest earning assets decreased by $3.0 million to $117.7 million for the nine months ended March 31, 2008 from $120.7 million for the prior year period.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Interest Income (continued)
Interest on loans receivable decreased $87,000, or 6.8%, for the quarter ended March 31, 2008 from the comparable quarter in 2007. The decrease in interest income was primarily attributed to a $3.8 million decrease in the average outstanding balance of net loans receivable to $82.3 million for the quarter ended March 31, 2008 from $86.1 million for the quarter ended March 31, 2007. The average yield earned on loans receivable also declined to 5.74% for the quarter ended March 31, 2008 as compared to 5.89% for the quarter ended March 31, 2007.
Interest on mortgage-backed securities decreased $3,000, or 14.6%, for the quarter ended March 31, 2008 from the comparable quarter in 2007. The decrease in interest income is attributed to a $241,000 decrease in the average balance of mortgage-backed securities to $1.3 million from $1.5 million in the prior year quarter. The decrease in the average outstanding balance of mortgage-backed securities offset an increase in the average yield earned on mortgage-backed securities to 5.91% for the quarter ended March 31, 2008 from 5.84% in the year earlier period. The average yield earned on mortgage-backed securities increased despite the decline in market interest rates due to the lag in the re-pricing of the Company’s adjustable rate mortgage-backed securities.
Interest on investment securities decreased $203,000, or 75.8%, to $65,000 for the quarter ended March 31, 2008 from $268,000 for the prior year quarter due to a decrease in the average outstanding balance of investment securities. For the quarter ended March 31, 2008 the average outstanding balance of investment securities decreased $16.0 million to $5.0 million from $21.0 million in the 2007 quarter as a result of maturities. The average yield earned on investment securities increased to 5.16% for the quarter ended March 31, 2008 from 5.12% in the 2007 quarter.
Interest earned on interest bearing deposits increased $95,000, or 80.6%, to $212,000 for the quarter ended March 31, 2008 from $117,000 for the prior year quarter. The increase in interest income is attributed to a $16.4 million increase in the average outstanding balance of interest bearing deposits to $25.9 million for the quarter ended March 31, 2008 from $9.5 million in the 2007 quarter. The increase in the average outstanding balance of interest bearing deposits was due to the reinvestment of maturing short term United States treasury bills into a short term government and agency money market mutual fund in order to capture a yield advantage over direct investment in short term United States Treasury Securities. The increase in the average outstanding balance of interest bearing deposits offset a decrease in the average yield earned on interest bearing deposits to 3.28% for the quarter ended March 31, 2008 from 4.97% in the 2007 quarter.
For the nine months ended March 31, 2008, interest on loans receivable decreased $268,000, or 6.9%, compared with the prior year period. The decrease in interest income was primarily attributed to a $5.5 million decrease in the average outstanding balance of net loans receivable to $83.4 million for the nine months ended March 31, 2008 from $88.9 million for the nine months ended March 31, 2007. The average yield earned on loans receivable also declined slightly to 5.83% for the nine months ended March 31, 2008 as compared to 5.84% for the prior year period.
For the nine months ended March 31, 2008 interest earned on mortgage backed securities decreased $8,000 to $59,000. The decrease in interest income is attributed to a decrease in the average outstanding balance of mortgage-backed securities to $1.3 million for the nine months ended March 31, 2008 from $1.6 million for the nine months ended March 31, 2007. The decrease in the average outstanding balance of mortgage-backed securities offset an increase in the average yield earned on mortgage-backed securities to 5.92% for the nine months ended March 31, 2008 from 5.62% for the comparable prior year period.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Interest Income (continued)
For the nine months ended March 31, 2008 interest earned on investment securities decreased $329,000, or 41.0%, to $473,000 from $802,000 for the 2007 period. The decrease in interest income is attributed to decreases in both the average outstanding balance of investment securities and the average yield earned on investment securities. For the nine months ended March 31, 2008 the average outstanding balance of investment securities decreased $8.4 million to $12.5 million from $20.9 million in the 2007 period. The average yield earned on investment securities also decreased to 5.06% for the nine months ended March 31, 2008 from 5.13% in the year earlier period.
For the nine months ended March 31, 2008 interest earned on interest bearing deposits increased $281,000, or 90.0%, to $594,000 from $313,000 for the 2007 period. The increase in interest income was due to an $11.2 million increase in the average outstanding balance of interest bearing deposits to $19.3 million for the nine months ended March 31, 2008 from $8.1 million for the comparable prior year period. The increase in the average outstanding balance of interest bearing deposits offset a decrease in the average yield earned on interest bearing deposits to 4.10% for the nine months ended March 31, 2008 from 5.12% for the prior year period.
Interest Expense
Interest expense increased by $1,000 to $528,000 for the quarter ended March 31, 2008 compared with $527,000 in the prior year quarter. The increase in interest expense is attributable to an increase in the average yield paid on interest costing deposits to 2.22% for the quarter ended March 31, 2008 from 2.11% for the quarter ended March 31, 2007. The increase in average yield was the result of increased competition for deposit liabilities from special rate promotions. The increase in the average yield paid on interest costing deposits was offset by a decrease in the average balance of interest costing deposits. The average balance of interest costing deposits decreased by $4.9 million to $95.1 million for the quarter ended March 31, 2008 from $100.0 million in the prior year quarter.
For the nine months ended March 31, 2008 interest expense increased $112,000, or 7.3%, to $1.6 million from $1.5 million for the prior year period. The increase in interest expense in the nine month period is the result of an increase in the average yield paid on interest costing deposits offset by a decline in the average outstanding balance of interest costing deposits. For the nine months ended March 31, 2008 the average yield paid on interest costing deposits increased to 2.26% from 2.03% for the nine months ended March 31, 2007 while the average outstanding balance of interest costing deposits decreased by $3.4 million to $97.3 million from $100.7 million for the comparable prior year period.
Provisions for Losses on Loans
The Company maintains an allowance for loan losses based upon management’s periodic evaluation of probable accrued losses in the portfolio based on known and inherent risks in the loan portfolio, the Company’s past loan loss experience, adverse situations that may affect borrowers’ ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan loses totaled $411,000, or .50% of total loans, at March 31, 2008 compared to $420,000, or .49% of total loans, at June 30, 2007. After considering the moderate level of non-performing loans, the high concentration of one-to-four family mortgage loans in the loan portfolio, the level and nature of its charge offs and recoveries, the stable housing market in its primary lending area and the volume of its loan activity, the Company determined that the $411,000 allowance for loan losses was sufficient to cover probable accrued losses in the loan portfolio consistent with its policy for the establishment and maintenance of adequate levels of loan loss reserves. As a result, the Company made no loan loss provisions during the three and nine months ended March 31, 2008.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
Non-Interest Income
Non-interest income decreased $5,000 to $198,000 in the quarter ended March 31, 2008 as compared to the prior year quarter. The primary factors for the decrease in non-interest income were a $26,000 decrease in gain on the sale of loans and a $17,000 decrease in loan fees and service charges offset by a $29,000 increase in gain on sale of other investments, a $6,000 increase in deposit related fees and a $3,000 increase in commission income. The increase in gain on sale of other investments was the result of the mandatory redemption of a portion of Midland Federal’s Class B VISA, Inc. common stock during the current quarter.
For the nine months ended March 31, 2008 non-interest income increased $83,000 to $675,000 from $592,000 in the prior year period. The primary factors for the increase in non-interest income were a $96,000 gain on the sale of marketable equity securities, including the Class B Visa, Inc. common stock discussed above, and a $20,000 increase in commission income, offset by a $10,000 decrease in deposit related fees and the elimination of a $24,000 recovery in the prior year period for data communication charges billed in error in previous periods.
Non-Interest Expense
Non-interest expense decreased $27,000 to $1.1 million in the quarter ended March 31, 2008 as compared to the prior year quarter. The decrease in non-interest expense is primarily the result of an $11,000 decrease in staffing costs, a $4,000 decrease in office occupancy and equipment expense and a $4,000 decrease in data processing fees.
For the nine months ended March 31, 2008 non-interest expense decreased $105,000 to $3.2 million compared with the prior year period. The primary factors for the decrease in non-interest expense in the current nine month period were a $62,000 decrease in staffing expense, an $8,000 decrease in advertising expense, a $6,000 decrease in data processing fees and a $5,000 decrease in computer software and support expense. The decrease in staffing expense is primarily attributed to a $67,000 decrease in the cost of employee pension and health insurance benefits, offset by normal increases in payroll expenses.
Income Taxes
Income taxes decreased by $64,000 to $21,000 in the quarter ended March 31, 2008 from $84,000 for the same period last year. The decreased income tax provision was due to the decrease in operating income in the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007.
For the nine months ended March 31, 2008 income taxes decreased $91,000 to $196,000 compared to $287,000 in the prior year period. The decreased income tax provision was due to the decrease in operating income in the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007. The effective income tax rate in all periods presented was 34.0%.

MIDLAND CAPITAL HOLDINGS CORPORATION
AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal sources of funds are deposits, loan and mortgage backed securities repayments, proceeds from the maturities of investment securities and other funds provided by operations. The Company maintains investments in liquid assets based upon management’s assessment of (i) the Company’s need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the Company’s asset/liability management program. At March 31, 2008 the Company had commitments to originate $747,000 in loans for the portfolio and unused lines of credit in the amount of $3.6 million. At March 31, 2008 the Company had commitments to sell $604,000 in loans. Also on that date, the Company had $36.6 million of certificate of deposit accounts maturing within one year, which management generally expects to retain.
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
At March 31, 2008, the Association had tangible and core capital of $10.9 million, or 9.19% of adjusted total assets, which was approximately $9.2 million and $7.4 million above the minimum requirements in effect on that date of 1.5% and 3.0%, respectively, of adjusted total assets.
At March 31, 2008, the Association had total capital of $11.4 million (including $10.9 million in core capital) and risk-weighted assets of $55.8 million, or total capital of 20.40% of risk-weighted assets. This amount was $6.9 million above the 8.0% requirement in effect on that date.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A smaller reporting company is not required to provide the information required by this item.
Item 4T. CONTROLS AND PROCEDURES
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
Item 1A. RISK FACTORS
A smaller reporting company is not required to provide the information required by this item.
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

MIDLAND CAPITAL HOLDINGS CORPORATION Registrant

DATE: May 14, 2008	BY:	/s/ Paul Zogas Paul Zogas President, Chief Executive Officer and Chief Financial Officer

DATE: May 14, 2008	BY:	/s/ Charles Zogas Charles Zogas Executive Vice President and Chief Operating Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

11	Computation of Per Share Earnings

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002